Form 10-Q
period 1998-03-31
COMMAND SYSTEMS INC
filed 1998-05-15
CIK 1052439

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                   Form 10-Q


[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the First Quarter
     Ended March 31, 1998

     Commission file number:0-23797
                            -------


                             COMMAND SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                06-1135009
-------------------------------------------    ---------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


        POND VIEW CORPORATE CENTER
          76 BATTERSON PARK RD.
             FARMINGTON, CT                                06032
-------------------------------------------    ---------------------------
 (Address of principal executive officers)              (Zip Code)


                                (860) 409-2000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [_]    No   [X]


Applicable Only to Corporate Issuers


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock. $.01 Par Value 7,656,750 shares as of April 23, 1998.

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----

Part I        Financial Information

Item 1        Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997.....................................  1

              Condensed Consolidated Statements of Operations
              Three months ended March 31, 1998 and 1997...............................  2

              Condensed Consolidated Statement of Cash Flows
              Three months ended March 31, 1998 and 1997...............................  3

              Condensed Consolidated Statement of
              Stockholders' Equity (Deficit)...........................................  4

              Notes to Condensed Consolidated
              Financial Statements as of March 31, 1998................................ 5-6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................... 7-9

Part II       Other Information........................................................  10

              Signatures...............................................................  11


                           COMMAND SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1998                 1997
                                                                                   ------------         ------------
                                                                                   (UNAUDITED)
ASSETS
Current Assets:
        Cash                                                                       $ 21,401,397         $ 391,687
        Accounts receivable, net of allowance for doubtful accounts
          of $74,995 and $259,893 in 1998 and 1997                                    4,936,210         4,203,241
        Prepaid expenses                                                                300,662           354,950
        Deferred income taxes                                                                 -            52,024
               Total current assets                                                  26,638,269         5,001,902
                                                                                   ------------      ------------
        Furniture & equipment                                                         2,254,783         2,007,254
        Leasehold & improvements                                                        877,200           852,476
                                                                                   ------------      ------------
        Total fixed assets                                                            3,131,983         2,859,730
        Less accumulated depreciation                                                  (995,822)         (825,562)
                                                                                   ------------      ------------
        Net equipment and improvements                                                2,136,161         2,034,168

Other assets:
        Goodwill, net of accumulated amortization expense
          of $114,089 and $0 in 1998 and 1997                                         6,731,249         6,845,338
        Security deposits                                                               447,579           428,005
        Other non-current assets                                                         96,950           115,674

                                                                                   ------------      ------------
              Total assets                                                         $ 36,050,208      $ 14,425,087
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     ============      ============
Current liabilities:

        Line of credit                                                                      $ -         $ 857,535
        Bank loan                                                                             -           556,952
        Accounts payable and accrued expenses                                         2,086,899         2,218,540
        Deferred revenue                                                                 65,575           219,544
        Accrued payroll and related costs                                               541,043           610,933
        Taxes payable                                                                   258,434            78,535
        Deferred income taxes                                                           161,636           381,987
                                                                                   ------------      ------------
               Total current liabilities                                              3,113,587         4,924,026

Preferred stock - series A                                                                    -         2,223,475
Preferred stock - series B                                                                    -         8,000,000

Stockholders' Equity (Deficit):

        Common stock, $.01 par value, 25,000,0000 authorized,
        7,656,750 and 4,275,000 issued and outstanding, respectively                     34,818             1,000
        Additional paid-in-capital                                                   33,446,443                 -
        Retained earnings (deficit)                                                    (442,367)         (636,509)
        Cumulative translation adjustment                                              (102,273)          (86,905)
                                                                                   ------------      ------------
               Total stockholders' equity (deficit)                                  32,936,621          (722,414)
                                                                                   ------------      ------------
               Total liabilities and stockholders' equity                          $ 36,050,208      $ 14,425,087
                                                                                   ============      ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    COMMAND SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  1998                    1997
                                                                              ------------            ------------
                                                                                           (unaudited)
Revenue                                                                       $ 7,933,745             $ 5,144,033
Cost of revenue                                                                 5,110,131               3,845,811
                                                                              ------------            ------------
Gross profit                                                                    2,823,614               1,298,222
Selling, general and administrative                                             2,271,372               1,474,474
                                                                              ------------            ------------
Income(loss) from operations                                                      552,242                (176,252)
Other income(expense)
       Interest income                                                             49,219                   6,139
       Interest expense                                                           (42,740)                (43,941)
                                                                              ------------            ------------
                                                                                    6,479                 (37,802)
                                                                              ------------            ------------
Income (loss) before income taxes & minority interest                             558,721                (214,054)
Income taxes                                                                      104,281                       -
                                                                              ------------            ------------
Minority interest                                                                       -                 (56,874)
Net income (loss)                                                               $ 454,440              $ (270,928)
                                                                              ============            ============
Preferred dividends and accretion                                               $ 260,298                     $ -
                                                                              ------------            ------------
Income applicable to common shareholders                                        $ 194,142              $ (270,928)
                                                                              ============            ============
Basic earnings per share*                                                          $ 0.04                 $ (0.06)
                                                                              ============            ============
Diluted earnings per share*                                                        $ 0.04                 $ (0.06)
                                                                              ============            ============

* See notes to condensed consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         1998             1997
                                                                                       ---------        ---------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income(loss)                                                                  $ 454,440        $ (270,928)
     Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
            Depreciation and amortization                                                288,050            20,923
            Bad debt expense                                                             (60,000)                -
            Minority interest                                                                  -           367,621
            Accrued interest capitalized                                                       -            39,710
            Other                                                                          1,585             6,639
            Changes in operating assets and liabilities:
                    Accounts receivable                                                 (672,969)       (1,197,709)
                    Prepaid expenses and other assets                                    102,611           148,739
                    Deposits and other noncurrent assets                                    (850)          (51,950)
                    Accounts payable and accrued expenses                                (95,883)       (1,019,884)
                    Accrued payroll and related costs                                    (69,890)          102,870
                    Deferred taxes                                                             -                 -
                    Deferred revenue                                                    (153,969)          (54,241)
                    Income taxes payable                                                 (40,452)           11,258
                                                                                    ------------      ------------
                           Net used in operating activities                             (247,327)       (1,896,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment and improvements                                           (272,253)         (892,061)
                                                                                    ------------      ------------
                           Net cash used in investing activities                        (272,253)         (892,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Payments) borrowings under revolving line of credit agreement                    (857,535)          425,800
      (Payment)/proceeds from bank loan                                                 (556,952)        1,443,335
      Minority investment in affiliate                                                         -           424,495
      Proceeds from notes payable                                                              -           574,969
      Issuance of common stock                                                        23,256,786                 -
      Payment of preferred stock dividend                                               (297,641)               -
                                                                                    ------------      ------------
                             Net cash provided by financing activities                21,544,658         2,868,599

     Effect of exchange rate changes on cash                                             (15,368)           22,380
     Increase in cash                                                                 21,025,078            79,586
     Cash, beginning of year                                                             391,687           443,505
                                                                                    ------------      ------------
     Cash, end of year                                                              $ 21,401,397         $ 545,471
                                                                                    ============      ============
CASH PAID FOR:
     Interest expense                                                                   $ 42,740          $ 43,941
     Income taxes                                                                       $ 99,831             $ 830


                        COMMAND SYSTEMS, INC.
  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    ADDITIONAL
                                                 COMMON STOCK      PD IN CAPT'L    RETAINED     CUMULATIVE
                                              -------------------  ------------    EARNINGS     TRANSLATION
                                                SHARES     AMOUNT    AMOUNT        (DEFICIT)    ADJUSTMENT        TOTAL
                                              ---------   -------  ------------   -----------   -----------    -----------
Balance at January 1, 1995                    4,275,000   $ 1,000           $ -    $ 142,104           $ -      $ 143,104
  Net Income                                          -         -             -      221,437             -        221,437
                                              ---------   -------  ------------   -----------   -----------    -----------
Balance at December 31, 1995                  4,275,000     1,000             -      363,541             -        364,541
  Net loss                                            -         -             -     (423,006)            -       (423,006)
                                              ---------   -------  ------------   -----------   -----------    -----------
Balance at December 31, 1996                  4,275,000     1,000             -      (59,465)            -        (58,465)
  Net loss                                            -         -             -     (496,693)            -       (496,693)
  Preferred stock dividends and accretion             -         -             -      (80,351)            -        (80,351)
  Translation adjustment                              -         -             -            -       (86,905)       (86,905)
                                              ---------   -------  ------------   -----------   -----------    -----------
Balance at December 31, 1997                  4,275,000     1,000             -     (636,509)      (86,905)      (722,414)
                                              ---------   -------  ------------   -----------   -----------    -----------
  Net Income                                          -         -             -      454,440             -        454,440
  Issuance of common stock                    2,200,000    22,000    24,530,000            -             -     24,552,000
  Conversion of preferred stock               1,181,750    11,818    10,211,658            -             -     10,223,476
  Cost of issuance of common stock                    -         -    (1,295,215)           -             -     (1,295,215)
  Preferred stock dividends and accretion             -         -             -     (260,298)            -       (260,298)
  Translation adjustment                              -         -             -            -       (15,368)       (15,368)
                                              ---------   -------  ------------   -----------   -----------    -----------
Balance at March 31, 1998 (unaudited)         7,656,750   $34,818   $33,446,443   $ (442,367)   $ (102,273)   $32,936,621
                                              =========   =======   ===========   ===========   ===========   ============

                             Command Systems, Inc.

         Notes To Unaudited Condensed Consolidated Financial Statements

                                 March 31,1998


Note 1    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year-ended December 31, 1998.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1.


Note 2    Stockholders' Equity

          In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial stock offering. The Company received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the
          amount of $1,295,000.   Simultaneous, with the initial offering, all
          the holders of Series A and B convertible preferred stock exchanged their 200 shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the proceeds.

          On February 5, 1998 the Company effected a 1-for-2 reverse stock split. All shares and per share data have been retroactively restated.


Note 3    Legal Proceedings

          Shareholder litigation - On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) . On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaint alleges that defendants violated the Securities and Exchange Act of 1933, as amended. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees.


Note 4    Earnings Per Share

          In February 1997, the FASB issued Statement No. 128, "Earning Per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements. Diluted earnings per share for the three months ended March 31, 1998 exclude the assumed conversion of the Companies convertible preferred stock as such inclusion would be antidilutive.



The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              1998                    1997
Numerator for Basic and Diluted:
Net Income                                                                 $  454,440              $ (270,928)
Preferred Stock Dividends and Accretion                                       260,298                       -
                                                                           ----------              ----------
Numerator for basic earnings per share  Income available to
 common stockholders                                                       $  194,142              $ (270,928)
                                                                           ----------              ----------

Denominator:
Denominator for basic earnings per share  weighted average
 shares                                                                     4,876,952               4,275,000


Effect of Dilutive Securities:
Employee Stock Options                                                         60,943                       -
Convertible Preferred Stock                                                         -                       -
Dilutive Potential Commonshares                                             4,937,895               4,275,000
                                                                           ----------              ----------

                             COMMAND SYSTEMS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.



OVERVIEW

          Command Systems, Inc. (the "Company) provides a wide range of information technology ("IT") solutions and services to financial services organizations to support their evolving business processes. The Company utilizes leading technologies to offer its customers a comprehensive range of IT services, including technology services, management consulting, and product procurement and education services. In 1996 the Company established a software development facility in Bangalore, India (the "Offshore Technology Resource Center") which today provides its customers with increased access to skilled IT professionals on a cost-effective basis.

          Management is aware that as a result of the detonation of nuclear devices in India, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions, the effects of which are unknown to management at this time. No assurance can be given that such actions would not have a material adverse effect on the Company's business, financial condition or results of operations.


     Impact of the Year 2000 Issue.

          The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

          The Company has conducted a review of its internal information systems
to determine the extent of any Year 2000 problem.   Based on such review, the
Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the year 2000.


RESULTS OF OPERATIONS

          Three Months Ended March 31, 1998 Compared With Three Months Ended March 31, 1997

          Revenue during the three-month period ended March 31, 1998 increased by 54.2% to $7,934,000 from $5,144,000 for the first quarter ended March 31, 1997. This increase resulted primarily from an increase in revenue generated from Year 2000 solutions services performed at the Offshore Technology Resource Center. As the Company previously announced, future revenue growth may be affected as the Company continues to strive to shift an increasing percentage of its business from IT staff augmentation to a project orientation.

          Gross profit for the three-month period ended March 31, 1998 increased by 117.5% to $2,824,000 from $1,298,000 for the three-month period ended March 31, 1997. Gross profit as a percentage of revenue increased to 35.6% for the period ended March 31, 1998 from 25.2% for the period ended March 31, 1997. This increase resulted primarily from a larger amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services. As the Company previously announced, future gross profit as a percentage of revenue may be affected as the Company continues to strive to shift an increasing percentage of its business from IT staff augmentation to a project orientation, primarily due to the timing of necessary additional infrastructure investments relative to the commencement of new projects.

          Selling, general and administrative expenses consist primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. Selling, general and administrative expenses net of amortization of goodwill for the three-month period ended March 31, 1998 increased by 46.3% to $2,157,000 from $1,474,000 for the three-month period ended March 31, 1997. The increase is primarily attributed to the increase in support staff necessary to support increased revenues.

          Amortization of goodwill for the three-month period ended March 31, 1998 amounted to $114,000. On December 31, 1997, the Company purchased the 49% minority interest of its Offshore Technology Resource Center from Phoenix Home Life Mutual Insurance ("PHL"). The Company accounted for this as a purchase and recognized $6,845,000 the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

          Income from operations for the three month period ended March 31, 1998 was $552,000 compared to a loss of $(176,000) for the three month period ended March 31, 1997. Income from operations as a percentage of revenue was 7.0% during the three-month period ended March 31, 1998 as compared to a loss of (3.4)% for the three-month period ended March 31, 1997.

          Net interest income was $6,000 for the three-month period ended March 31, 1998 compared to net interest expense of $38,000 for the three-month period ended March 31, 1997. The interest income was attributable to interest earned from investment of the net proceeds of the initial public offering during the three-month period ended March 31, 1998.

          The income tax provision for the three-month period ended March 31, 1998 was $104,000. The provision is lower than the U.S. statutory tax rate, as a result of earnings from its India subsidiary enjoying a tax holiday. Therefore, the effective tax rate was 18%.

          As a result of the foregoing, net income was $454,000 for the three month period ended March 31, 1998 as compared to a net loss of $(271,000) for the three month period ended March 31, 1997. Basic earnings per share, were $0.04 for the three month period ended March 31, 1998 as compared to loss per share of $(0.06) for the three month period ended March 31, 1997. On a diluted basis earnings per share were $0.04 versus $(0.06) for the respective periods. Basic and diluted earnings per share are effected by preferred stock dividends and accretion.


LIQUIDITY AND SOURCES OF CAPITAL

       Since inception, the Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities and proceeds from the issuance of common stock

     The Company's operating activities used $244,000 for the three month period ended March 31,1998 compared to $1,897,000 for the three months ended March 31, 1997. The use of cash was primarily due to an increase in accounts receivable.

     The Company used cash of $276,000 for capital expenditures during the three months ended March 31,1998 to support the planned sales growth. The Company spent $892,000 during the three months ended March 31,1997 which was primarily related to the Offshore Technology Resource Center.

       The Company's financing activities provided $ 21,545,000 for the three months ended March 31, 1998 and $2,869,000 for the same period in 1997. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering. The Company received net proceeds of $24,552,000 after underwriters discounts and before other offering expenses in the amount of $1,295,000. Simultaneously, with the initial public offering, the holders of 100 shares of Series A convertible preferred stock and the holders of 100 shares of Series B convertible preferred stock exchanged their shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $297,641 from the proceeds. For the three month period ended March 31, 1997 the cash was generated under the Company's bank credit facilities.

       As of March 31, 1998, the Company had $21,400,000 in cash and had working capital of $23,500,000. The Company also has an available line of credit, which as of March 31, 1998 was unused, for its U.S. facilities of $ 2.5 million. Borrowings under this bank line of credit are secured by the Company's eligible account receivable and are utilized primarily to fund the Company's working capital requirements. The line of credit contains certain financial covenants which require the Company to maintain minimum total net worth ratio, debt service ratio and current ratio of 1.25:1. In the past the Company has been in default of these covenants and has had to obtain waivers. While the Company does not anticipate utilizing this credit facility in the near future, if it does borrow under the line it may be required to seek additional amendments or waivers. Although the Company anticipates that it would be able to obtain such amendments or waivers there can be no assurance that it would be able to do so.

       The Company's Offshore Technology Resource Center maintains a credit facility for approximately $800,000 with Duetsche Bank, which at March 31, 1998 had no outstanding balance under this credit facility.

       The Company believes that the net proceeds from the initial public offering, together with available funds, existing credit facilities and the cash flow expected to be generated from operations, will be adequate to at least satisfy its current and planned operations over the next 12 months.

                             COMMAND SYSTEMS, INC.



Part II - Other Information

Item 1 - Legal Proceedings

Shareholder litigation On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaint alleges that defendants violated the Securities and Exchange Act of 1933, as amended. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees.

Item 2.  Changes in Securities and Use of Proceeds

(a)       Not applicable.

(b)       Not applicable.

(c)       Not applicable.

(d)       Use of Proceeds.

          (1) On March 12, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-43877).

          (2) The offering date was March 12, 1998.

          (3)  Not applicable.

          (4) (i) Status.  The offering has terminated and all of the securities
                  ------
     registered have been sold.

              (ii) Managing Underwriters:  Cowen & Company and Volpe, Brown,
                   ---------------------
     Whelan & Company, LLC.

              (iii) Title of Class of Securities Registered:  Common Stock, par
                    ---------------------------------------
     value $.01 per share.

              (iv) Amount Registered:  Issuer - 2,200,000 shares; Selling
                   -----------------
     Stockholders - 905,000 shares.

              Aggregate Price of the Offering Amount Registered:  Issuer -
              -------------------------------------------------
     $26,400,000; Selling Stockholders - $10,860,000.

          Amount Sold:  Issuer - 2,200,000 shares; Selling Stockholders -
          -----------
     905,000 shares.

          Aggregate Offering Price of the Amount Sold to Date:  Issuer -
          ---------------------------------------------------
     $26,400,000; Selling Stockholders - $10,860,000.

          (v) Estimate of Expenses:  $3,145,000 all of which was comprised of
              --------------------
     direct or indirect payments to others.

          (vi) Net Offering Proceeds:  $23,552,000.
               ---------------------

          (vii) Use of Net Offering Proceeds (Estimated): Repayment of
                ----------------------------------------
     outstanding credit facility $2,427,000 and payment of preferred dividends $298,000, both of which was comprised of direct or indirect payments to others. The balance not utilized has been invested in short term money market accounts.

          (viii) Material Change in the Use of Proceeds:  Not applicable.
                 --------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

Exhibit
 No.                                                           Title
------                                                         -----

27       Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                             COMMAND SYSTEMS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                       Command Systems, Inc.

5/15/98                /s/ Edward G. Caputo
-----------------      --------------------------------------------------
(Date)                 Edward G. Caputo
                       President and Chief Executive Officer
                       (principal executive officer)


5/15/98                /s/ Stephen L. Willcox
-----------------      --------------------------------------------------
(Date)                 Stephen L. Willcox
                       Executive Vice President and Chief Operating Officer
                       (principal financial and accounting officer)