Form 10-Q/A
period 1998-03-31
COMMAND SYSTEMS INC
filed 1998-06-17
CIK 1052439

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                  Form 10-Q/A


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

INTRODUCTORY NOTE: THE COMPANY IS FILING THIS FORM 10-Q/A TO AMEND ITEMS REPORTED IN ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998, FILED ON MAY 15, 1998, BY REVISING AND CORRECTING CERTAIN STATEMENTS IN VIEW OF THE FACT THAT 345,000 SHARES SOLD BY THE COMPANY AND SELLING STOCKHOLDERS IN THE PUBLIC OFFERING IN MARCH 1998 WERE NOT COVERED BY A REGISTRATION STATEMENT. THE ITEMS AMENDED ARE SET FORTH IN "PART I--ITEM 1--FINANCIAL STATEMENTS--NOTE 2 TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS";
"PART I--ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"; "PART II--ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS"; "PART II--ITEM 5--OTHER INFORMATION" AND "PART II--ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K."

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


Note 2    Stockholders' Equity

          The Company made its initial public offering on March 12, 1998, pursuant to an effective registration statement covering 2,400,000 shares of $.01 par value common stock plus an additional 360,000 shares for an overallotment option granted to the underwriters. Shortly before the effective date, the size of the offering was increased by 300,000 shares plus an additional 45,000 shares to increase the overallotment option. The additional 345,000 shares were sold by the Company (100,000 shares) and selling stockholders (245,000 shares) at the public offering price of $12.00 per share. While the increase in size of the offering was reflected in the final prospectus, a registration statement pursuant to Rule 462(b) of the Securities Act of 1933 covering the additional 345,000 shares was not filed with the Commission. The Company intends to file a registration statement covering these shares.

          As provided in the Securities Act of 1933, certain persons purchasing securities sold in violation of its registration provisions may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's counsel in the offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. A copy of this agreement is being filed herewith. (See Exhibit 10.) In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition.

          The Company sold 2,200,000 of the aforementioned shares, 2,100,000 of which were registered, and received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,295,000.

          Simultaneously with the initial offering, all the holders of Series A and B convertible preferred stock exchanged their 200 shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the proceeds.

          On February 5, 1998 the Company effected a 1-for-2 reverse stock split. All shares and per share data have been retroactively restated.


Note 3    Legal Proceedings

          Shareholder litigation - On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) . On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaint alleges that defendants violated the Securities Act of 1933, as amended. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees.


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


LIQUIDITY AND SOURCES OF CAPITAL

       This section has been amended to add disclosure with respect to the sale of certain shares in the initial public offering which were not covered by a registration statement.

       Since inception, the Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities and proceeds from the issuance of common stock.

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

       The Company's financing activities provided $21,545,000 for the three months ended March 31, 1998 and $2,869,000 for the same period in 1997. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering. Of the 2,200,000 shares sold by the Company, 100,000 shares were not registered. In addition, 245,000 shares sold by selling stockholders in the public offering in March 1998 were not covered by a registration statement. The Company intends to file a registration statement covering the 345,000 unregistered shares. As provided in the Securities Act of 1933, certain persons purchasing securities sold in violation of its registration provisions may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's counsel in the offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. A copy of this agreement is filed herewith. (See
Exhibit 10.) In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. See "Part I -- Item 1 -- Financial Statements -- Note 2 to the Unaudited Condensed Consolidated Financial Statements"; "Part II -- Item 2 -- Changes in Securities and Use of Proceeds"; "Part II -- Item 5 -- Other Information" and "Part II -- Item 6 -- Exhibits and Reports on Form 8-K."

       From the sale of 2,200,000 shares in the initial public offering, the Company received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,295,000. Simultaneously, with the initial public offering, the holders of 100 shares of Series A convertible preferred stock and the holders of 100 shares of Series B convertible preferred stock exchanged their shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $297,641 from the proceeds. For the three month period ended March 31, 1997 the cash was generated under the Company's bank credit facilities.

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

                             COMMAND SYSTEMS, INC.

Part II - Other Information

Item 1 - Legal Proceedings

Shareholder litigation On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaint alleges that defendants violated the Securities Act of 1933, as amended. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees.

Item 2.  Changes in Securities and Use of Proceeds

The Company's responses to Items 2(c) and 2(d)(4)(iv) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed on May 15, 1998, are amended by deleting them in their entirety and replacing them as corrected and revised below. See "Part I - Item 1 - Financial Statements - Note 2 to the Unaudited Condensed Consolidated Financial Statements", "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations", "Part II - Item 5 - Other Information" and "Part II - Item 6 - Exhibits and Reports on Form 8-K."

(a)       Not applicable.

(b)       Not applicable.

(c)       Recent sale of unregistered securities:

          (a) Securities sold - 100,000 shares of Common Stock were sold by the Company on or about March 12, 1998.

          (b) The principal underwriters were Cowen & Company and Volpe Brown Whelan & Company. The Securities were sold as part of the public offering made pursuant to the Prospectus included in Registration Statement on Form S-1 (File No. 333-43877) but were not registered in such Registration Statement.

          (c) The Aggregate Offering Price was $1,200,000 and the aggregate underwriting discounts and commissions was $84,000 with respect to the shares identified in Item 2(c)(a).

          (d) The 100,000 shares were part of the 345,000 unregistered shares sold by the Company and selling stockholders as described in
              Item 5 below.

          (e) Not applicable.

          (f) See Item 2(d) of this report.

(d)       Use of Proceeds.

          (1) On March 12, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-43877).

          (2) The offering date was March 12, 1998.

          (3) Not applicable.

          (4) (i) Status: The offering has terminated and all of the securities
                  ------
                  registered have been sold.

              (ii) Managing Underwriters: Cowen & Company and Volpe, Brown,
                   ---------------------
                   Whelan & Company, LLC.

              (iii) Title of Class of Securities Registered: Common Stock, par
                    ---------------------------------------
                    value $.01 per share.

              (iv) Amount Registered: Issuer - 2,100,000 shares; Selling
                   -----------------
                   Stockholders - 660,000 shares.

                   Aggregate Price of the Offering Amount Registered: Issuer -
                   -------------------------------------------------
                   $25,200,000; Selling Stockholders - $7,920,000.

                   Amount Sold: Issuer - 2,200,000 shares; Selling
                   -----------
                   Stockholders - 905,000 shares.

                   Aggregate Offering Price of the Amount Sold to Date:
                   ---------------------------------------------------
                   Issuer - $26,400,000; Selling Stockholders - $10,860,000.

              (v) Estimate of Expenses: $3,145,000 all of which was comprised of
                  --------------------
                  direct or indirect payments to others.

              (vi) Net Offering Proceeds: $23,255,000.
                   ---------------------

              (vii) Use of Net Offering Proceeds (Estimated): Repayment of
                    ----------------------------------------
                    outstanding credit facility $2,427,000 and preferred dividends $298,000, both of which were comprised of direct or indirect payments to others. The balance not utilized has been invested in short-term money market accounts.

              (viii) Material Change in the Use of Proceeds: Not applicable.
                     --------------------------------------

Item 5.  Other Information

     The Company made its initial public offering on March 12, 1998, pursuant to an effective registration statement covering 2,400,000 shares of $.01 par value common stock plus an additional 360,000 shares for an overallotment option granted to the underwriters. Shortly before the effective date, the size of the offering was increased by 300,000 shares plus an additional 45,000 shares to increase the overallotment option. The additional 345,000 shares were sold by the Company (100,000 shares) and selling stockholders (245,000 shares) at the public offering price of $12.00 per share. While the increase in size of the offering was reflected in the final prospectus, a registration statement pursuant to Rule 462(b) of the Securities Act of 1933 covering the additional 345,000 shares was not filed with the Commission. The Company intends to file a registration statement covering these shares. In view of the foregoing, several items in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1998, including Part II - Items 2(c) and 2(d) (4)(iv), are being amended as reflected herein.

     As provided in the Securities Act of 1933, certain persons purchasing securities sold in violation of its registration provisions may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's counsel in the offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. A copy of the agreement is being filed herewith. (See Exhibit 10.) In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. See "Part I - Item 1 - Financial Statements - Note 2 to the Unaudited Condensed Consolidated Financial Statements"; "Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Part II - Item 2 - Changes in Securities and Use of Proceeds"; and "Part II - Item 6 - Exhibits and Reports on Form 8-K."

Item 6.  Exhibits and Reports on Form 8-K

This item has been amended to include Exhibit 10. See "Part II - Item 5 - Other Information" and items cross-referenced therein.

Exhibit
  No.              Title
-------            -----
  10         Indemnification Agreement
  27         Financial Data Schedule

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

6/17/98                /s/ Edward G. Caputo
-----------------      --------------------------------------------------
(Date)                 Edward G. Caputo
                       President and Chief Executive Officer
                       (principal executive officer)


6/17/98                /s/ Stephen L. Willcox
-----------------      --------------------------------------------------
(Date)                 Stephen L. Willcox
                       Executive Vice President and Chief Operating Officer
                       (principal financial and accounting officer)