Form 10-Q
period 1998-06-30
COMMAND SYSTEMS INC
filed 1998-08-14
CIK 1052439

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Second Quarter Ended June 30, 1998

Commission file number: 0-23797
                        -------


                             COMMAND SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       06-1135009
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         POND VIEW CORPORATE CENTER
           76 BATTERSON PARK RD.
              FARMINGTON, CT                                06032
----------------------------------------              ------------------
(Address of principal executive offices)                  (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value 7,656,750 shares as of July 23, 1998.

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----


Part I  Financial Information


Item 1  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of
        June 30, 1998 and December 31, 1997......................  1

        Condensed Consolidated Statements of Operations
        Three months ended June 30, 1998 and 1997................  2

        Condensed Consolidated Statements of Operations
        Six months ended June 30, 1998 and 1997..................  3

        Condensed Consolidated Statements of Cash Flows
        Six months ended June 30, 1998 and 1997..................  4

        Condensed Consolidated Statements of
        Stockholders' Equity (Deficit) as of June 30, 1998 and
        December 31, 1997........................................  5

        Notes to  Unaudited Condensed Consolidated
        Financial Statements as of June 30, 1998.................  6 - 8

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations............................................  9 - 15


II  Other Information............................................  16

    Signatures...................................................  17

                             COMMAND SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,       December 31,
                                                           1998             1997
                                                        -----------     ------------
                                                        (unaudited)
Assets
Current assets:
    Cash and cash equivalents                          $ 20,716,654     $   391,687
    Accounts receivable, net of allowance
     for doubtful accounts of $78,391 and
     $259,893 in 1998 and 1997                            5,252,026       4,203,241
    Prepaid expenses and other current assets               602,012         354,950
    Deferred income taxes                                    84,738          52,024
                                                       ------------     -----------
       Total current assets                              26,655,430       5,001,902

    Furniture & equipment                                 2,624,721       2,007,254
    Leasehold & improvements                                969,820         852,476
                                                       ------------     -----------
    Total fixed assets                                    3,594,541       2,859,730
    Less accumulated depreciation                        (1,138,514)       (825,562)
                                                       ------------     -----------
    Net equipment and improvements                        2,456,027       2,034,168

Other assets:
    Goodwill, net of accumulated amortization
     expense of $228,178 and $0 in 1998 and 1997          6,617,160       6,845,338
    Security deposits                                       378,629         428,005
    Other noncurrent assets                                  99,217         115,674
                                                       ------------     -----------
       Total assets                                    $ 36,206,463     $14,425,087
                                                       ============     ===========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Line of credit                                     $         --     $   857,535
    Bank loan                                                    --         556,952
    Accounts payable and accrued expenses                 2,772,180       2,218,540
    Deferred revenue                                         89,350         219,544
    Accrued payroll and related costs                       616,344         610,933
    Income taxes payable                                         --          78,535
    Deferred income taxes                                        --         381,987
                                                       ------------     -----------
       Total liabilities                                  3,477,874       4,924,026
Preferred stock - Series A                                       --       2,223,475
Preferred stock - Series B                                       --       8,000,000
Stockholders' equity (deficit):
    Common stock, $.01 par value, 25,000,000
     authorized, 7,656,750 and 4,275,000
     issued and outstanding                                  34,818           1,000
    Additional paid-in-capital                           33,425,140              --
    Retained earnings (deficit)                            (417,629)       (636,509)
    Cumulative translation adjustment                      (313,740)        (86,905)
                                                       ------------     -----------
       Total stockholders' equity (deficit)              32,728,589        (722,414)
                                                       ------------     -----------
       Total liabilities and stockholders'
         equity (deficit)                              $ 36,206,463     $14,425,087
                                                       ============     ===========

See notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          COMMAND SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended June 30,
                                                              1998                 1997
                                                             ------               ------
                                                                     (unaudited)
Revenue                                                    $ 8,697,074          $ 5,736,133
Cost of revenue                                              5,949,041            3,986,812
                                                           -----------          -----------
Gross profit                                                 2,748,033            1,749,321
Selling, general and administrative expense                  3,251,174            1,730,964
                                                           -----------          -----------
Income (loss)  from operations                                (503,141)              18,357

Other income (expense)
       Foreign exchange gain                                    90,618                   --
       Interest income                                         284,373                9,367
       Interest expense                                             --             (139,082)
                                                           -----------          -----------
                                                               374,991             (129,715)
                                                           -----------          -----------

Loss before income taxes and minority interest                (128,150)            (111,358)
Provision (benefit) for income taxes                          (152,888)                 830
Minority interest                                                   --               33,040
                                                           -----------          -----------
Net income (loss)                                          $    24,738          $   (79,148)
                                                           ===========          ===========
Preferred stock dividends and accretion                    $        --          $        --
                                                           ===========          ===========
Income (loss) applicable to common stockholders            $    24,738          $   (79,148)
                                                           ===========          ===========
Basic earnings (loss) per share                            $      0.00          $     (0.02)
                                                           ===========          ===========
Diluted earnings (loss) per share                          $      0.00          $     (0.02)
                                                           ===========          ===========

 See notes to unaudited condensed consolidated financial statements.

                          COMMAND SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Six Months Ended June 30,
                                                                 1998                 1997
                                                                ------               ------
                                                                        (unaudited)
Revenue                                                       $ 16,630,819         $ 10,880,168
Cost of revenue                                                 11,059,173            7,832,623
                                                              ------------         ------------
Gross profit                                                     5,571,646            3,047,545
Selling, general and administrative expense                      5,522,546            3,205,438
                                                              ------------         ------------
Income (loss) from operations                                       49,100             (157,893)
Other income (expense)
       Foreign exchange gain                                        90,618                   --
       Interest income                                             331,218               15,506
       Interest expense                                            (40,366)            (183,023)
                                                              ------------         ------------
                                                                   381,470             (167,517)

Income (loss) before income taxes and minority interest            430,570             (325,410)
Provision (benefit) for income taxes                               (48,607)                 830
Minority interest                                                       --              (23,834)
                                                              ------------         ------------
Net income (loss)                                             $    479,177         $   (350,074)
                                                              ============         ============
Preferred stock dividends and accretion                       $   (260,303)        $         --
                                                              ============         ============
Income (loss) applicable to common stockholders               $    218,874         $   (350,074)
                                                              ============         ============
Basic earnings (loss) per share                               $       0.03         $      (0.08)
                                                              ============         ============
Diluted earnings (loss) per share                             $       0.03         $      (0.08)
                                                              ============         ============

See notes to unaudited condensed consolidated financial statements.

                              COMMAND SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    1998              1997
                                                                                  --------          --------
                                                                                         (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $    479,177       $  (350,074)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                548,005           146,259
        Bad debt expense                                                            (181,502)          130,000
        Minority interest                                                                 --            23,834
        Accrued interest capitalized                                                      --            39,710
        Deferred income taxes                                                       (414,701)               --
        Other                                                                             --             7,794
        Changes in operating assets and liabilities:
          Accounts receivable                                                       (867,283)       (1,436,517)
          Prepaid expenses and other current assets                                 (247,062)          205,759
          Security deposits and other noncurrent assets                               58,958           (69,704)
          Accounts payable and accrued expenses                                      590,983           283,152
          Accrued payroll and related costs                                            5,411           102,071
          Deferred revenue                                                          (130,194)          (80,976)
          Income taxes payable                                                       (78,535)            2,506
                                                                                ------------       -----------
            Net cash used in operating activities                                   (236,743)         (996,186)

Cash flows from investing activities:
      Purchases of equipment and improvements                                       (734,810)         (869,040)
                                                                                ------------       -----------
            Net cash used in investing activities                                   (734,810)         (869,040)
Cash flows from financing activities:
     (Payments) borrowings  under revolving line of credit agreement                (857,535)          298,645
     (Payment of) proceeds from bank loan                                           (556,952)          250,000
     Minority investment in affiliate                                                     --           400,135
     Proceeds from notes payable                                                          --           975,794
     Issuance of common stock, net                                                23,235,483
     Payment of preferred stock dividend                                            (297,641)
                                                                                ------------       -----------
            Net cash provided by financing activities                             21,523,355         1,924,574
     Effect of exchange rate changes on cash                                        (226,835)            9,332
     Increase in cash                                                             20,324,967            68,680
     Cash, beginning of period                                                       391,687           443,505
                                                                                ------------       -----------
    Cash, end of period                                                         $ 20,716,654       $   512,185
                                                                                ============       ===========
Cash paid for:
     Interest expense                                                           $     42,740       $   183,023
     Income taxes                                                               $    409,831       $       830

See notes to unaudited condensed consolidated financial statements.

                             COMMAND SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                  Additional
                                                          Common Stock           Pd in Capt'l
                                                       Shares      Amount           Amount
                                                      --------    --------         --------
Balance at December 31, 1997                         4,275,000     $ 1,000       $        --
    Net income
    Issuance of common stock                         2,200,000      22,000        24,530,000
    Conversion of preferred stock                    1,181,750      11,818        10,211,658
    Cost of issuance of common stock                        --          --        (1,316,518)
    Preferred stock dividends and accretion                 --          --                --
    Translation adjustment                                  --          --                --
                                                     ---------     -------       -----------
Balance at June 30, 1998 (unaudited)                 7,656,750     $34,818       $33,425,140
                                                     =========     =======       ===========


                                                      Retained      Cumulative
                                                      Earnings      Translation
                                                     (Deficit)      Adjustment          Total
                                                     ---------      ----------         -------
Balance at December 31, 1997                        $ (636,509)      $ (86,905)      $  (722,414)
    Net income                                         479,177              --           479,177
    Issuance of common stock                                --              --        24,552,000
    Conversion of preferred stock                           --              --        10,223,476
    Cost of issuance of common stock                        --              --        (1,316,518)
    Preferred stock dividends and accretion           (260,297)             --          (260,297)
    Translation adjustment                                  --        (226,835)         (226,835)
                                                    ----------      ----------       -----------
Balance at June 30, 1998 (unaudited)                $ (417,629)     $ (313,740)      $32,728,589
                                                    ==========      ==========       ===========

See notes to unaudited condensed consolidated financial statements.

                             Command Systems, Inc.

         Notes To Unaudited Condensed Consolidated Financial Statements

                                  June 30,1998


Note 1  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

The Company computes its income tax provision on a quarterly basis and provides for deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided when necessary to reduce the deferred tax assets to the amount expected to be realized.

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

As provided in the Securities Act of 1933, as amended (the "Act"), certain persons purchasing securities sold in violation of its registration provisions may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's former securities counsel which served as the Company's counsel in the initial public offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition.

The Company sold 2,200,000 of the aforementioned shares, 2,100,000 of which were registered, and received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,317,000.

Simultaneously with the initial public offering, all the holders of Series A and B convertible preferred stock exchanged their 200 shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the proceeds.

On February 5, 1998 the Company effected a 1-for-2 reverse stock split. All shares and per share data have been retroactively restated.

Note 3  Legal Proceedings

On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) (the "Doney Litigation"). On or about June 22, 1998, an amended complaint relating to the Doney Litigation was filed in the United States District Court for the Southern District of New York. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. On or about June 26, 1998, a third complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Michael Makinen against the same defendants (the "Makinen Litigation"). Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaints allege that defendants violated the Act. The amended complaint relating to the Doney Litigation and the complaint relating to the Makinen Litigation also claim that the sale of unregistered shares breached the disclosure and filing requirements of the Act. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees. Such litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. Based upon the status of such complaints, the Company cannot currently estimate a range of loss.

Note 4  Earnings Per Share

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED                        SIX  MONTHS ENDED
                                                         JUNE 30,                                  JUNE 30,
                                                1998                 1997                 1998                 1997
                                          -----------------------------------      -------------------------------------
Numerator for basic and diluted:
Net income (loss)                              $   24,738          $  (79,148)          $  479,177            $ (350,074)
                                               ----------          ----------           ----------            ----------
Preferred stock dividends and accretion                 -                   -             (260,303)                    -
Numerator for basic and diluted earnings
 per share  income (loss) applicable to
 common stockholders                           $   24,738          $  (79,148)          $  218,874            $ (350,074)
                                               ==========          ==========           ==========            ==========

Denominator:
Denominator for basic earnings per share
 weighted average shares                        7,656,750           4,275,000            6,266,851             4,275,000

Effect of dilutive securities:
Employee stock options                             20,539                   -               40,741                     -
                                               ----------          ----------           ----------            ----------
Denominator for diluted earnings per
 share  weighted average shares                 7,677,289           4,275,000            6,307,592             4,275,000
                                               ==========          ==========           ==========            ==========



Note 5  Comprehensive Income

During 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that indicates disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The following table represents the components of comprehensive income for the three and six months ended June 30:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
(in thousands)                                     1998              1997               1998               1997
                                              ------------------------------      --------------------------------
Net income (loss)                                $  25             $ (79)             $ 479              $(350)
Other comprehensive income:
 Foreign currency translation adjustments         (211)              (13)              (227)                 9
                                                 -----             -----              -----              -----
Other comprehensive income                       $(186)            $ (92)             $ 252              $(341)
                                                 =====             =====              =====              =====


Accumulated other comprehensive income equals the amount included in retained earnings for cumulative translation adjustments which is the only component of other comprehensive income included in the Company's financial statements.

                             COMMAND SYSTEMS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Forward looking statements include statements regarding the expected growth of Year 2000 solutions services, the Company's goals and strategies, the demand for IT services and the ability of the Company to capitalize on offshore investments and infrastructure. Such statements are subject to a number of risks including the risks associated with the failure to obtain contracts to perform higher margin services, variability of quarterly operations and financial results, the ability of the Company to manage growth, the competitive market for technical personnel, reliance on significant customers, risks associated with the Year 2000 solutions services offering and the finite nature of demand for Year 2000 solutions services, competition, rapid technological change and dependence on the Company's Offshore Technology Resource Center.

OVERVIEW

          The Company is a solutions provider offering IT services based on leading technologies, including a wide variety of technology, software and hardware solutions (including procurement), education and management consulting services. Historically, the Company has derived the majority of its revenue from the Company's traditional IT staff augmentation services and software and hardware solutions. However, as a result of the introduction of Year 2000 solutions services in December 1996 and the significant demand for such services, a growing percentage of the Company's revenue during the year ended December 31, 1997 and the six months ended June 30, 1998, was derived from Year 2000 solutions services. Year 2000 solutions services, as well as other complete project and solution services, typically provide higher margins than the Company's IT staff augmentation and software and hardware solutions. For the year ended December 31, 1997, IT staff augmentation, Year 2000 solutions services, software and hardware solutions (together with education and training, and management consulting services) and other application development, maintenance and networking services accounted for 59%, 21%, 12% and 8%, respectively, of the Company's total revenue. For the three months ended March 31, 1998, IT staff augmentation, Year 2000 solutions services, software and hardware solutions (together with education and training, and management consulting services) and other application development, maintenance and networking services accounted for 51%, 31%, 12% and 6%, respectively, of the Company's total revenue. For the three months ended June 30, 1998, IT staff augmentation, Year 2000 solutions services, software and hardware solutions (together with education and training, and management consulting services) and other application development, maintenance and networking services accounted for 52%, 28%, 14% and 6%, respectively, of the Company's total revenue. For the six months ended June 30, 1998, IT staff augmentation, Year 2000 solutions services, software and hardware solutions (together with education and training, and management consulting services) and other application development, maintenance and networking services accounted for 51%, 30%, 13% and 6%, respectively, of the Company's total revenue. There can be no assurance that revenue from Year 2000 projects and other higher margin services will not continue to decrease as a percentage of the Company's total revenue for future periods.

          The Company believes that as a result of the detonation of nuclear devices in India, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions, the effects of which are unknown to management at this time. No assurance can be given that such actions would not have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                             Percentage of Revenue
                                   ---------------------------------------------------------------------
                                               Year Ended              Three Months         Six Months
                                              DECEMBER 31,            ENDED JUNE 30       ENDED JUNE 30,
                                   ---------------------------------------------------------------------
                                        1995      1996      1997      1997      1998      1997      1998
                                   ---------------------------------------------------------------------
Revenue                                100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenue                         73.2      73.2      67.7      69.5      68.4      72.0      66.5
                                   ---------------------------------------------------------------------
Gross profit                            26.8      26.8      32.3      30.5      31.6      28.0      33.5
Selling, general and
 administrative expense                 24.2      30.3      29.0      30.2      37.4      29.5      33.2
                                   ---------------------------------------------------------------------
Income (loss) from operations            2.6      (3.5)      3.3       0.3      (5.8)     (1.5)      0.3
Other income (expense), net             (0.4)     (0.5)     (1.1)     (2.3)      4.3      (1.5)      2.3
                                   ---------------------------------------------------------------------
Income (loss) before income taxes
 and minority interest                   2.2      (4.0)      2.2      (2.0)     (1.5)     (3.0)      2.6
Income tax (provision) benefit          (0.4)        -       0.4         -       1.8         -       0.3
Income tax (provision) for change
 in corporate status                       -         -      (2.8)        -         -         -         -
                                   ---------------------------------------------------------------------
Income (loss) before minority
 interest                                1.8      (4.0)     (0.2)     (2.0)      0.3      (3.2)      2.9
Minority interest in net (income)
 loss                                      -       1.4      (1.8)      0.6         -      (0.2)        -
                                   ---------------------------------------------------------------------
Net income (loss)                        1.8      (2.6)     (2.0)     (1.4)      0.3      (3.2)      2.9
Preferred stock dividends and
 accretion                                 -         -      (0.3)        -         -         -      (1.6)
Income (loss) applicable to common
 stockholders                            1.8%    (2.6)%    (2.3)%    (1.4)%      0.3%    (3.2)%      1.3%
                                   =====================================================================


Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

      Revenue for the three month period ended June 30, 1998 increased by 51.6% to $8,697,000 from $5,736,000 for the same period ended June 30, 1997. This resulted primarily from an increase in revenue generated from Year 2000 solutions services. As compared to the three months ended March 31, 1998, however, revenue from Year 2000 projects and other higher margin services for the three months ended June 30, 1998 decreased as a percentage of the Company's total revenue. There can be no assurance that revenue from Year 2000 and other higher margin services will not continue to decrease as a percentage of the Company's total revenue for future periods.

      Gross profit for the three month period ended June 30, 1998 increased by 57.1% to $2,748,000 from $1,749,000 for the three month period ended June 30, 1997. Gross profit as a percentage of revenue increased to 31.6% for the three month period ended June 30, 1998 from 30.5% for the three month period ended June 30, 1997. This increase resulted primarily from a larger amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services. As the Company previously announced, gross profit as a percentage of revenue may be affected as the Company continues to strive to shift an increasing percentage of its business from IT staff augmentation to a project orientation. Specifically, the Company experienced low rates of employee utilization in its Offshore Technology Resource Center in Bangalore, India during the three months ended June 30, 1998 as a result of investments which were not accompanied by the expected increase in complete projects and solutions business. Due to hiring and employment practices and applicable law in India, the Company is unable to effect appropriate reductions of staff at its Bangalore, India facility in response to revenue shortfalls. Senior management seeks to manage the Company's personnel utilization rates by carefully monitoring its needs and basing most personnel increases on specific project requirements. The Company's gross margin for the three months ended June 30, 1998 decreased as compared to the three months ended March 31, 1998 and the year ended December 31, 1997, reflecting the foregoing and a less profitable mix of business and reduced margins from Year 2000 and other project business.

          Selling, general and administrative expense consists primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, the Company's results of operations could be materially and adversely affected. Selling, general and administrative expense, net of amortization for goodwill, for the three month period ended June 30, 1998 increased by 81.2% to $3,137,000 from $1,731,000 for the three month period ended June 30, 1997. The increase is primarily attributable to additional sales and project management personnel, which were added in anticipation of growth in complete projects and solutions business. Also, a non-recurring charge of approximately $100,000 was recorded to recognize certain use taxes and the Company accrued costs of approximately $90,000 as a result of certain shareholder litigation.

          Amortization of goodwill for the three month period ended June 30, 1998 was $114,000. On December 31, 1997, the Company purchased the 49% minority interest in its Offshore Technology Resource Center from Phoenix Home Life Mutual Insurance ("PHL"). The Company accounted for this transaction as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

          The loss from operations for the three month period ended June 30, 1998 was $(503,000) compared to income of $18,000 for the three month period ended June 30, 1997. The loss from operations as a percentage of revenue was (5.8)% for the three month period ended June 30, 1998 as compared to income of 0.3% for the three month period ended June 30, 1997. The loss from operations for the three months ended June 30, 1998 was primarily due to increased selling, general and administrative costs associated primarily with the Company's increase in sales and project management personnel which were not accompanied by expected growth in complete projects and solutions business, as well as reduced gross margins reflecting low rates of employee utilization in the Offshore Technology Resource Center, a less profitable mix of business and reduced margins from Year 2000 and other project business.

          Net interest income was $284,000 for the three month period ended June 30, 1998 compared to net interest expense of $130,000 for the three month period ended June 30, 1997. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering in commercial paper and other cash equivalent instruments during the three month period ended June 30, 1998. Interest expense in 1997 was a result of bank borrowings required to provide working capital to the Company and accrued interest expense associated with the note purchase agreement (the "Agreement") with PHL. In addition, the Company recorded a $91,000 foreign currency exchange gain in connection with its U.S. dollar denominated cash and receivable balances of the Offshore Technology Resource Center in Bangalore, India.

       The income tax benefit for the three month period ended June 30, 1998 was $153,000 as a result of reversing the first quarter's income tax provision and the utilization of deferred tax credits. The Company computes its income tax provision on a quarterly basis and provides for deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided when necessary to reduce the deferred tax assets to the amount expected to be realized.

          As a result of the foregoing, net income was $25,000 for the three month period ended June 30, 1998 as compared to a net loss of $(79,000) for the three month period ended June 30, 1997. Basic and diluted earnings per share were $0.00 for the three month period ended June 30, 1998 as compared to a loss per share of $(0.02) for the three month period ended June 30, 1997. The weighted average number of shares outstanding used in the calculation of basic and fully diluted earnings per share increased over the comparable period as a result of shares issued in conjunction with the Company's March 12, 1998 initial public offering.

     Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

          Revenue for the six month period ended June 30, 1998 increased by 52.9% to $16,631,000 from $10,880,000 for the six months ended June 30, 1997.
This resulted primarily from an increase in revenue generated from Year 2000 solutions services. As compared to the year ended December 31, 1997, revenue from Year 2000 projects and other higher margin services for the six months ended June 30, 1998 increased as a percentage of the Company's total revenue. As discussed above, revenue from Year 2000 projects and other higher margin services for the three months ended June 30, 1998, decreased as a percentage of the Company's total revenue as compared to the three months ended March 31, 1998. There can be no assurance that revenue from Year 2000 and other higher margin services will not continue to decrease as a percentage of the Company's total revenue for future periods.

          Gross profit for the six month period ended June 30, 1998 increased by 82.8% to $5,572,000 from $3,048,000 for the six month period ended June 30, 1997. Gross profit as a percentage of revenue increased to 33.5% for the six month period ended June 30, 1998 from 28.0% for the six month period ended June 30, 1997. This increase resulted primarily from a larger amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services.

          Selling, general and administrative expense consists primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, the Company's results of operations could be materially and adversely affected. Selling, general and administrative expense, net of amortization for goodwill, for the six month period ended June 30, 1998 increased by 65.2% to $5,295,000 from $3,205,000 for the six month period ended June 30, 1997. The increase is primarily attributable to additional sales and project management personnel, which were added in anticipation of growth in complete projects and solutions business. Also, a non-recurring charge of approximately $100,000 was recorded to recognize certain use taxes and the Company accrued costs of approximately $90,000 as a result of certain shareholder litigation.

          Amortization of goodwill for the six month period ended June 30, 1998 was $228,000, relating to the Company's purchase of the 49% minority interest in its Offshore Technology Resource Center from PHL. The Company accounted for this transaction as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

          Income from operations for the six month period ended June 30, 1998 was $49,000 compared to a loss of $(158,000) for the six month period ended June 30, 1997. Income from operations as a percentage of revenue was 0.3% for the six month period ended June 30, 1998 as compared to a loss of (1.5)% for the six month period ended June 30, 1997.

          Net interest income was $291,000 for the six month period ended June 30, 1998 compared to net interest expense of $168,000 for the six month period ended June 30, 1997. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering in commercial paper and other cash equivalent instruments during the six month period ended June 30, 1998. Interest expense in 1997 was a result of bank borrowings required to provide working capital to the Company and accrued interest expense associated with the Agreement with PHL. In addition, the Company recorded a $91,000 foreign currency exchange gain in connection with its U.S. dollar denominated cash and receivable balances of the Offshore Technology Resource Center in Bangalore, India.

          The income tax benefit for the six month period ended June 30, 1998 was $49,000, as a result of reversing the first quarter's income tax provision and the utilization of deferred tax credits. The Company computes its income tax provision on a quarterly basis and provides for deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided when necessary to reduce the deferred tax assets to the amount expected to be realized.

       As a result of the foregoing, net income was $479,000 for the six month period ended June 30, 1998 as compared to a net loss of $(350,000) for the six month period ended June 30, 1997. Basic and diluted earnings per share were $0.03 for the six month period ended June 30, 1998 as compared to a loss per share of $(0.08) for the six month period ended June 30, 1997. Basic and diluted earnings per share were effected by preferred stock dividends and accretion in 1998 of $260,000. In addition, the weighted average number of shares outstanding used in the calculation of basic and fully diluted earnings per share increased over the comparable period as a result of shares issued in conjunction with the Company's March 12, 1998 initial public offering.


LIQUIDITY AND SOURCES OF CAPITAL

       Since inception, the Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities, proceeds from the Agreement with PHL and proceeds from the issuance of common stock.

       The Company's operating activities used $237,000 for the six month period ended June 30, 1998 compared to $996,000 for the six months ended June 30, 1997. The use of cash was primarily due to an increase in accounts receivable.

       The Company used cash of $237,000 for capital expenditures during the six months ended June 30, 1998 to support planned sales growth. The Company spent $869,000 during the six months ended June 30, 1997 which was primarily related to the Offshore Technology Resource Center.

       The Company's financing activities provided $ 21,523,000 for the six months ended June 30, 1998 and $1,925,000 for the same period in 1997. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering. Of the 2,200,000 shares sold by the Company, 100,000 shares were not registered. In addition, 245,000 shares sold by selling stockholders in the public offering in March 1998 were not covered by a registration statement. The Company intends to file a registration statement covering the 345,000 unregistered shares. As provided in the Act, certain persons purchasing securities sold in violation of its registration provisions may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's former securities counsel which served as the Company's counsel in the initial public offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. See "Part I-Item 1-Financial Statements-Note 2 to the Unaudited Condensed Consolidated Financial Statements".

       From the sale of the 2,200,000 shares in the initial public offering, the Company received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,317,000. Simultaneously with the initial public offering, all the holders of Series A and B convertible preferred stock exchanged their 200 shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the proceeds.

       For the six month period ended June 30, 1997, cash was generated under the Company's bank credit facilities, and from proceeds from the Agreement with PHL.

       As of June 30, 1998, the Company had $20,717,000 in cash and $23,178,000 of working capital. The Company also has an available line of credit, which as of June 30, 1998 was unused, for its U.S. facilities of $ 2.5 million. Borrowings under this bank line of credit are secured by the Company's eligible accounts receivable and are utilized primarily to fund the Company's working capital requirements. The line of credit, which expires August 15, 1998, contains certain financial covenants, which require the Company to maintain a minimum total net worth of $1,750,000, debt service coverage ratio of 1.25:1 and a current ratio of not less than 1:1. Such borrowings are also guaranteed by Edward G. Caputo, the Company's President and Chief Executive Officer. In the past, the Company has been in default of these covenants and has had to obtain waivers. While the Company does not anticipate utilizing this credit facility in the near future, if it does borrow under the line, it may be required to seek additional amendments or waivers. Although the Company anticipates that it would be able to obtain such amendments or waivers, there can be no assurance that it would be able to do so.

       The Company believes that the net proceeds from the initial public offering, together with other available funds, and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations over the next 12 months.

       Legal Proceedings

       On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) (the "Doney Litigation"). On or about June 22, 1998, an amended complaint relating to the Doney Litigation was filed in the United States District Court for the Southern District of New York. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. On or about June 26, 1998, a third complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Michael Makinen against the same defendants (the "Makinen Litigation"). Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaints allege that defendants violated the Act. The amended complaint relating to the Doney Litigation and the complaint relating to the Makinen Litigation also claim that the sale of unregistered shares breached the disclosure and filing requirements of the Act. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees. Such litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. Based upon the status of such complaints, the Company cannot currently estimate a range of loss.

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

       The Company has conducted a review of its internal information systems
to determine the extent of any Year 2000 problem.   Based on such review, the
Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the Year 2000 or will correctly define Year 2000 by December 31, 1999. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business) comply with Year 2000 requirements, there can be no assurance that the Year 2000 requirements will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

                             COMMAND SYSTEMS, INC.


Part II  Other Information

Item 1  Legal Proceedings

On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) (the "Doney Litigation"). On or about June 22, 1998, an amended complaint relating to the Doney Litigation was filed in the United States District Court for the Southern District of New York. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. On or about June 26, 1998, a third complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Michael Makinen against the same defendants (the "Makinen Litigation"). Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. The complaints allege that defendants violated the Act. The amended complaint relating to the Doney Litigation and the complaint relating to the Makinen Litigation also claim that the sale of unregistered shares breached the disclosure and filing requirements of the Act. The plaintiffs seek unspecified damages, including rescissionary damages, interest, costs and fees. Such litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. Based upon the status of such complaints, the Company cannot currently estimate a range of loss.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
 No.               Title
------             -----

27           Financial Data Schedule


The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                             COMMAND SYSTEMS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        Command Systems, Inc.

8/14/98                                   /s/ Edward G. Caputo
---------------------                   ---------------------------------
                                        President and Chief Executive Officer
(Date)                                  (principal executive officer)

8/14/98                                   /s/ Stephen L. Willcox
---------------------                   ---------------------------------
                                        Executive Vice President and Chief
(Date)                                  Operating Officer (principal financial
                                        and accounting officer)