Form 10-Q
period 1998-09-30
COMMAND SYSTEMS INC
filed 1998-11-16
CIK 1052439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Third Quarter Ended September 30, 1998

     Commission file number: 0-23797
                             -------


                             COMMAND SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                      06-1135009
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

POND VIEW CORPORATE CENTER
  76 BATTERSON PARK RD.
     FARMINGTON, CT                                       06032
-------------------------------            -------------------------------------
   (Address of principal                               (Zip Code)
     executive offices)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value 7,656,750 shares as of November 10, 1998.

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----

Part I    Financial Information


Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997......................     1

          Condensed Consolidated Statements of Operations
          Three months ended September 30, 1998 and 1997................     2

          Condensed Consolidated Statements of Operations
          Nine months ended September 30, 1998 and 1997.................     3

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1998 and 1997.................     4

          Condensed Consolidated Statements of
          Stockholders' Equity (Deficit) as of
          September 30, 1998 and December 31, 1997......................     5

          Notes to  Unaudited Condensed Consolidated
          Financial Statements as of September 30, 1998.................   6-8

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results of Operations..............  9-16


Part II   Other Information.............................................    17



          Signatures....................................................    18


                            COMMAND SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                                    1998                    1997
                                                                                 ------------            ------------
                                                                                 (unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents                                                $19,110,984             $   391,687
        Accounts receivable, net of allowance for doubtful accounts
          of $71,891 and $259,893 in 1998 and 1997                                 6,409,507               4,203,241
        Prepaid expenses and other current assets                                    282,196                 354,950
        Deferred income taxes                                                        376,660                  52,024
                                                                                 -----------             -----------
               Total current assets                                               26,179,347               5,001,902

        Furniture and equipment                                                    2,778,801               2,007,254
        Leasehold and improvements                                                   979,846                 852,476
                                                                                 -----------             -----------
        Total equipment and improvements                                           3,758,647               2,859,730
        Less accumulated depreciation                                             (1,335,018)               (825,562)
                                                                                 -----------             -----------
        Net equipment and improvements                                             2,423,629               2,034,168

Other assets:
        Goodwill, net of accumulated amortization
          of $342,267 and $0 in 1998 and 1997                                      6,503,071               6,845,338
        Security deposits                                                            455,795                 428,005
        Other non-current assets                                                     136,663                 115,674
                                                                                 -----------             -----------
              Total assets                                                       $35,698,505             $14,425,087
                                                                                 ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:

        Line of credit                                                           $       --              $   857,535
        Bank loan                                                                        --                  556,952
        Accounts payable and accrued expenses                                      1,817,751               2,218,540
        Deferred revenue                                                             136,885                 219,544
        Accrued payroll and related costs                                          1,016,730                 610,933
        Income taxes payable                                                             --                   78,535
                                                                                 -----------             -----------
               Total current liabilities                                           2,971,366               4,542,039

Other liabilities:

        Deferred income taxes                                                        212,760                 381,987
                                                                                 -----------             -----------
               Total liabilities                                                   3,184,126               4,924,026


Preferred stock - Series A                                                               --                2,223,475
Preferred stock - Series B                                                               --                8,000,000

Stockholders' Equity (Deficit):
        Common stock, $.01 par value, 25,000,000 authorized,
        7,656,750 and 4,275,000 issued and outstanding                                34,818                   1,000
        Additional paid-in-capital                                                33,400,480                     --
        Retained earnings (deficit)                                                 (605,837)               (636,509)
        Cumulative translation adjustment                                           (315,082)                (86,905)
                                                                                 -----------             -----------
               Total stockholders' equity (deficit)                               32,514,379                (722,414)
                                                                                 -----------             -----------
               Total liabilities and stockholders' equity                        $35,698,505             $14,425,087
                                                                                 ===========             ===========

See notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         COMMAND SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended September 30,
                                                             1998                1997
                                                             ----                ----
                                                                   (unaudited)
Revenue                                                   $8,921,237          $6,861,487
Cost of revenue                                            6,330,612           4,380,051
                                                          ----------          ----------
Gross profit                                               2,590,625           2,481,436
Selling, general and administrative expense                3,163,276           2,079,179
                                                          ----------          ----------
Income (loss) from operations                               (572,651)            402,257
Other income (expense)
       Foreign exchange loss                                    (663)                --
       Interest income                                       319,078               6,035
       Interest expense                                          --              (79,264)
                                                          ----------          ----------
                                                             318,415             (73,229)
                                                          ----------          ----------
Income (loss) before income taxes and
  minority interest                                         (254,236)            329,028
Benefit (provision)  for income taxes                         66,088            (671,545)
Minority interest                                                --             (160,414)
                                                          ----------          ----------
Net loss                                                  $ (188,148)         $ (502,931)
                                                          ==========          ==========
Preferred stock dividends and accretion                   $      --           $  (23,000)
                                                          ==========          ==========
Loss applicable to common stockholders                    $ (188,148)         $ (525,931)
                                                          ==========          ==========
Basic loss per share                                      $    (0.02)         $    (0.12)
                                                          ==========          ==========
Diluted loss per share                                    $    (0.02)         $    (0.12)
                                                          ==========          ==========

 See notes to unaudited condensed consolidated financial statements.

                         COMMAND SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                               1998                1997
                                                               ----                ----
                                                                     (unaudited)
Revenue                                                    $25,552,056         $17,741,755
Cost of revenue                                             17,389,784          12,212,686
                                                           -----------         -----------
Gross profit                                                 8,162,272           5,529,069
Selling, general and administrative expense                  8,685,822           5,283,863
                                                           -----------         -----------
Income (loss) from operations                                 (523,550)            245,206
Other income (expense)
       Foreign exchange gain                                    89,955                 --
       Interest income                                         650,296              21,242
       Interest expense                                        (40,421)           (262,287)
                                                           -----------         -----------
                                                               699,830            (241,045)
                                                           -----------         -----------
Income before income taxes and minority interest               176,280               4,161
Benefit (provision)  for income taxes, net                     114,695            (672,330)
Minority interest                                                  --             (184,454)
                                                           -----------         -----------
Net income (loss)                                          $   290,975         $  (852,623)
                                                           ===========         ===========
Preferred stock dividends and accretion                    $   260,303         $    23,000
                                                           ===========         ===========
Income (loss) applicable to common stockholders            $    30,672         $  (875,623)
                                                           ===========         ===========
Basic loss per share                                       $       --          $     (0.20)
                                                           ===========         ===========
Diluted loss per share                                     $       --          $     (0.20)
                                                           ===========         ===========

 See notes to unaudited condensed consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $   290,975         $  (852,623)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                           863,484             290,520
            Bad debt expense                                                       (181,502)            288,090
            Minority interest                                                           --             (184,454)
            Deferred income taxes                                                  (545,870)                --
            Other                                                                       --               15,198
            Changes in operating assets and liabilities:
                    Accounts receivable                                          (2,024,764)         (2,307,749)
                    Prepaid expenses and other current assets                         4,430             181,506
                    Security deposits and other non-current assets                 (124,659)           (116,368)
                    Accounts payable and accrued expenses                          (214,972)            838,604
                    Accrued payroll and related costs                               405,797             424,363
                    Deferred revenue                                                (82,659)           (100,836)
                    Income taxes payable                                            (70,453)            674,142
                                                                                -----------         -----------
                           Net cash used in operating activities                 (1,680,193)           (849,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and improvements                                     (1,018,325)         (1,453,079)
                                                                                -----------         -----------
                           Net cash used in investing activities                 (1,018,325)         (1,453,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of preferred stock                                                        --            2,186,137
     (Payments) borrowings  under revolving line of credit agreement               (857,535)           (101,355)
     (Payment of) proceeds from bank loan                                          (533,191)            817,614
     Minority investment in affiliate                                                   --              775,510
     Payment of notes payable                                                           --           (1,145,463)
     Issuance of common stock, net                                               23,210,818                 --
     Payment of preferred stock dividend                                           (297,641)                --
                                                                                -----------         -----------
                           Net cash provided by financing activities             21,522,451           2,532,443

     Effect of exchange rate changes on cash                                       (104,636)                --
     Increase in cash                                                            18,719,297             229,757
     Cash, beginning of period                                                      391,687             443,505
                                                                                -----------         -----------
     Cash, end of period                                                        $19,110,984         $   673,262
                                                                                ===========         ===========

CASH PAID FOR:
     Interest expense                                                           $    40,421         $   262,287
     Income taxes                                                               $   460,017         $       830

See notes to unaudited condensed consolidated financial statements

                             COMMAND SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Common Stock        Additional     Retained    Cumulative
                                               -------------------       Paid in      Earnings   Translation
                                                  Shares    Amount        Capital     (Deficit)   Adjustment         Total
                                               ---------   -------    -----------    ---------     ---------      -----------
Balance at December 31, 1997                   4,275,000   $ 1,000    $       --     $(636,509)    $ (86,905)     $  (722,414)
                                               ---------   -------    -----------    ---------     ---------      -----------
    Net income                                       --        --             --       290,975           --           290,975
    Issuance of common stock                   2,200,000    22,000     24,530,000            0           --        24,552,000
    Conversion of preferred stock              1,181,750    11,818     10,211,658            0           --        10,223,476
    Cost of issuance of common stock                 --        --      (1,341,178)           0           --        (1,341,178)
    Preferred stock dividends and accretion          --        --             --      (260,303)          --          (260,303)
    Translation adjustment                           --        --             --           --       (228,177)        (228,177)
                                               ---------   -------    -----------    ---------     ---------      -----------
Balance at September 30, 1998 (unaudited)      7,656,750   $34,818    $33,400,480    $(605,837)    $(315,082)     $32,514,379
                                               =========   =======    ===========    =========     =========      ===========

See notes to unaudited condensed consolidated financial statements.

                             Command Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

                               September 30, 1998


Note 1  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

        The Company computes its income tax provision on a quarterly basis. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences of future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-43377) and Post-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-66809) filed with the Securities and Exchange Commission on November 5, 1998.

Note 2  Stockholders' Equity

        The Company made its initial public offering on March 12, 1998, pursuant to an effective registration statement covering 2,400,000 shares of $.01 par value common stock plus an additional 360,000 shares for an overallotment option granted to the underwriters. Shortly before the effective date, the size of the offering was increased by 300,000 shares plus an additional 45,000 shares to increase the overallotment option. The additional 345,000 shares were sold by the Company (100,000 shares) and selling stockholders (245,000 shares) at the public offering price of $12.00 per share. While the increase in size of the offering was reflected in the final prospectus, a registration statement pursuant to Rule 462(b) of the Securities Act of 1933 covering the additional 345,000 shares was not filed with the Commission. The Company has filed a registration statement covering these shares, but such registration statement has not yet been declared effective.

        As provided in the Securities Act of 1933, as amended (the "Act"), certain persons purchasing securities sold in violation of its registration provisions may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The maximum rescission liability with respect to the 100,000 unregistered shares sold by the Company would be $1,200,000 (100,000 shares at $12 per share) plus interest. The Company has not recognized a liability based on the rescission of the 100,000 unregistered shares it sold because, as noted above, the right to rescind rests only with a purchaser in the initial public offering who still holds such shares. Given the large trading volume in the Company's common stock subsequent to the offering (indicating substantial turnover in share ownership) and the inability to identify which securities were unregistered, the Company is of the belief that it is not probable that it will be required to effect an actual rescission, as opposed to paying rescissionary damages. As indicated previously, shareholders who purchased unregistered shares in the offering may recover damages if they sold such securities at a loss. Based upon the preliminary status of the lawsuit described in Note 3 below, the range of such damages, if any, cannot reasonably be estimated. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's former securities counsel which served as the Company's counsel in the initial public offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. In addition, plaintiffs in the purported consolidated class action seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees.
        See Note 3--Legal Proceedings.

        The Company sold 2,200,000 of the aforementioned shares, 2,100,000 of which were registered, and received net proceeds of $24,552,000 after reduction for underwriting discounts and commissions and before other offering expenses in the amount of $1,341,000.

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

Note 3  Legal Proceedings

        On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph
        D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) (the "Doney Litigation"). On or about June 22, 1998, an amended complaint relating to the Doney Litigation was filed in the United States District Court for the Southern District of New York. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. On or about June 26, 1998, a third complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Michael Makinen against the same defendants. Each of the plaintiffs purported to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These actions were consolidated by order of the United States District Count for the Southern District of New York, and a consolidated complaint styled In Re Command Systems, Inc. Securities Litigation was filed on September 30, 1998. The consolidated complaint alleges that defendants violated the Act and claims the sale of unregistered shares breached the disclosure and filing requirements of the Act. The plaintiffs seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. Since the Litigation is in the early stage, the Company cannot currently estimate a range of loss.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED                          NINE  MONTHS ENDED
                                                      SEPTEMBER 30,                                SEPTEMBER 30,
                                                1998                   1997                 1998                  1997
                                                ----                   ----                 ----                  ----
Numerator for basic and diluted
 earnings per share:
Net income (loss)                               $ (188,148)          $ (502,931)          $  290,975             $ (852,623)
Preferred stock dividends and accretion                --               (23,000)            (260,303)               (23,000)
                                                ----------           ----------           ----------             ----------
Numerator for basic and diluted
 earnings per share--income (loss)
 applicable to common stockholders              $ (180,148)          $ (525,931)          $   30,672             $ (875,623)
                                                ==========           ==========           ==========             ==========

Denominator:
Denominator for basic earnings per
 share--weighted average shares                  7,656,750            4,275,000            6,730,151              4,275,000

Effect of dilutive securities:
Employee stock options                               1,130                  --                27,537                    --
                                                ----------           ----------           ----------             ----------
Denominator for diluted earnings per
 share--weighted average shares                  7,657,880            4,275,000            6,757,688              4,275,000
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

The following table represents the components of comprehensive income for the three and nine months ended September 30:

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
(in thousands)                                     1998              1997               1998               1997
                                                   ----              ----               ----               ----
Net income (loss)                                 $(188)            $(503)             $ 291              $(853)
Other comprehensive income:
Foreign currency translation adjustments             (2)                7               (229)                15
                                                  -----             -----              -----              -----
Other comprehensive income (loss)                 $(190)            $(496)             $  62              $(838)
                                                  =====             =====              =====              =====

Accumulated other comprehensive income equals the amount included in stockholders' equity for cumulative translation adjustments which is the only component of other comprehensive income included in the Company's condensed consolidated financial statements.

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

OVERVIEW

     The Company is a solutions provider offering IT services based on leading technologies, including a wide variety of technology, software and hardware solutions (including procurement), education and management consulting services. Historically, the Company has derived the majority of its revenue from the Company's traditional IT staff augmentation services and software and hardware solutions. However, as a result of the introduction of Year 2000 solutions services in December 1996 and the significant demand for such services, a significant percentage of the Company's revenue during the year ended December 31, 1997 and the nine months ended September 30, 1998, was derived from Year 2000 solutions services. Year 2000 solutions services, as well as other complete project and solution services, typically provide higher margins than the Company's IT staff augmentation and software and hardware solutions.

The following table sets forth the revenue percentages by line of business:

                                        PERCENTAGE OF TOTAL REVENUE

                       YEAR     THREE MONTHS    THREE MONTHS    THREE MONTHS    NINE MONTHS
                      ENDED        ENDED           ENDED           ENDED           ENDED
                     DEC. 31,     MAR. 31,        JUN. 30,       SEPT. 30,       SEPT. 30,
                       1997         1998            1998            1998            1998
                     --------   ------------    ------------    ------------    -----------
STAFF                   59%         51%             52%             62%             55%

Year 2000               21%         31%             28%             25%             28%
Software and
 Hardware               12%         12%             14%              9%             12%

Other                    8%          6%              6%              4%              5%
                       ----        ----            ----            ----            ----
Total Revenue          100%        100%            100%            100%            100%


     As indicated above, revenue from Year 2000 projects and other higher margin services decreased as a percentage of the Company's revenue in the three months ended June 30, 1998 compared to the three months ended March 31, 1998. For the three months ended September 30, 1998, revenue from Year 2000 engagements and other application development services continued to decrease as a percentage of the Company's total revenue. There can be no assurance that revenue from Year 2000 projects and other higher margin services will not continue to decrease as a percentage of the Company's revenue for future periods.

     The Company believes that as a result of the detonation of nuclear devices in India in May 1998, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions, the effects of which are unknown to management at this time. Although the U.S. government has decided to lift some sanctions, other sanctions remain. No assurance can be given that such actions would not have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                  PERCENTAGE OF REVENUE
                                    -----------------------------------------------------------------------------
                                               YEAR ENDED                THREE MONTHS             NINE MONTHS
                                              DECEMBER 31,            ENDED SEPTEMBER 30      ENDED SEPTEMBER 30,
                                    -----------------------------------------------------------------------------
                                        1995      1996      1997       1997        1998        1997         1998
                                    -----------------------------------------------------------------------------
Revenue                                100.0%    100.0%    100.0%      100.0%      100.0%       100.0%      100.0%
Cost of revenue                         73.2      73.2      67.7        63.8        71.0         68.8        68.1
                                    -----------------------------------------------------------------------------
Gross profit                            26.8      26.8      32.3        36.2        29.0         31.2        31.9
Selling, general and
 administrative expense                 24.2      30.3      29.0        30.3        35.5         29.8        34.0
                                    -----------------------------------------------------------------------------
Income (loss) from operations            2.6      (3.5)      3.3         5.9        (6.5)         1.4        (2.1)
Other income (expense), net             (0.4)     (0.5)     (1.1)       (1.1)        3.6         (1.4)        2.7
                                    -----------------------------------------------------------------------------
Income (loss) before income taxes
 and minority interest                   2.2      (4.0)      2.2         4.8        (2.9)         0.0         0.6
Income tax (provision) benefit          (0.4)       --       0.4         0.3         0.8         (3.8)        0.5
Income tax (provision) for change
 in corporate status                      --        --      (2.8)      (10.1)         --           --          --
                                    -----------------------------------------------------------------------------
Income (loss) before minority
 interest                                1.8      (4.0)     (0.2)       (5.0)       (2.1)        (3.8)        1.1
Minority interest in net (income)
 loss                                     --       1.4      (1.8)       (2.3)         --         (1.1)         --
                                    -----------------------------------------------------------------------------
Net income (loss)                        1.8      (2.6)     (2.0)       (7.3)       (2.1)        (4.9)        1.1
Preferred stock dividends and
 accretion                                --        --      (0.3)       (0.3)         --         (0.1)       (1.0)
Income (loss) applicable to common
 stockholders                            1.8%     (2.6)%    (2.3)%      (7.6)%      (2.1)%       (5.0)%        0.1%
                                    ==============================================================================


Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

      Revenue for the three month period ended September 30, 1998 increased by 30.0% to $8,921,000 from $6,861,000 for the same period ended September 30, 1997. This resulted primarily from an increase in revenue generated from Year 2000 solutions services. For the three month period ended September 30, 1998, as compared to the three month periods ended March 31 and June 30, 1998 revenue from Year 2000 projects and other higher margin services decreased as a percentage of the Company's revenue and was the same as the year ended December 31, 1997. There can be no assurance that revenue from Year 2000 and other higher margin services will not continue to decrease as a percentage of the Company's revenue for future periods.

      Gross profit for the three month period ended September 30, 1998 increased by 4.4% to $2,591,000 from $2,481,000 for the three month period ended September 30, 1997. Gross profit as a percentage of revenue decreased to 29.0% for the three month period ended September 30, 1998 from 36.2% for the three month period ended September 30, 1997. This decrease resulted primarily from lower margins generated by the Company's traditional IT staff augmentation services. As the Company previously announced, gross profit as a percentage of revenue may be affected as the Company continues to strive to shift an increasing percentage of its business from IT staff augmentation to a project orientation.

Senior management seeks to manage the Company's personnel utilization rates by carefully monitoring its needs and basing most personnel hires on specific project requirements. Specifically, the Company experienced low rates of employee utilization in its Offshore Technology Resource Center in Bangalore, India during the three months ended September 30, 1998 as a result of investments which were not accompanied by the expected increase in complete projects and solutions business. Due to hiring and employment practices and applicable law in India, the Company is unable to effect appropriate reductions of staff at its Bangalore, India facility in response to revenue shortfalls. In addition, the Company's gross margin for the three months ended September 30, 1998 was adversely affected reflecting a less profitable mix of business and reduced margins from Year 2000 and other project business.

     Selling, general and administrative expense consists primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, the Company's results of operations could be materially and adversely affected. Selling, general and administrative expense, net of amortization for goodwill, for the three month period ended September 30, 1998 increased by 46.7% to $3,049,000 from $2,079,000 for the three month period ended September 30, 1997. The increase is primarily attributable to additional sales and project management personnel, which were added in anticipation of growth in complete projects and solutions business which, as stated above, did not occur to the extent anticipated.

     Amortization of goodwill for the three month period ended September 30, 1998 was $114,000. On December 31, 1997, the Company purchased the 49% minority interest in its Offshore Technology Resource Center from Phoenix Home Life Mutual Insurance Company ("PHL"). The Company accounted for this transaction as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

     The loss from operations for the three month period ended September 30, 1998 was $573,000 compared to income of $402,000 for the three month period ended September 30, 1997. The loss from operations as a percentage of revenue was 6.5% for the three month period ended September 30, 1998 as compared to income of 5.9% for the three month period ended September 30, 1997. The loss from operations for the three months ended September 30, 1998 was primarily due to increased selling, general and administrative costs associated primarily with the Company's increase in sales and project management personnel which were not accompanied by expected growth in complete projects and solutions business, as well as reduced gross margins reflecting low rates of employee utilization in the Offshore Technology Resource Center, a less profitable mix of business and reduced margins from Year 2000 and other project business.

     Net interest income was $319,000 for the three month period ended September 30, 1998 compared to net interest expense of $73,000 for the three month period ended September 30, 1997. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering in commercial paper and other cash equivalent instruments during the three month period ended September 30, 1998. Interest expense in 1997 was a result of bank borrowings required to provide working capital to the Company and accrued interest expense associated with the note purchase agreement (the "Agreement") with PHL (see the Company's registration statement on Form S-1).

     The income tax benefit for the three month period ended September 30, 1998 was $66,000 as a result of book losses recorded in the United States company. The Company computes its income tax provision on a quarterly basis and provides for deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided when necessary to reduce the deferred tax asset to the amount expected to be realized.

     From its inception through August 23, 1997, the Company elected to be taxed under the S corporation provisions of the Internal Revenue Code of 1986, as amended (the "Code"). An S corporation generally is not subject to income tax at the corporate level (with certain exceptions under state income tax laws). This election was terminated in conjunction with the formation of the Company as a Delaware holding corporation and the issuance of its Series A Convertible Preferred Stock.

     In connection with the termination of its S Corporation status, the Company was required by the Code to change its method of accounting for tax reporting purposes from the cash method to the accrual method. This change resulted in a one-time charge to earnings in the three months ended September 30, 1997 of $693,000 resulting from differences (of approximately $2.0 million) in the tax treatment of certain of the Company's assets and liabilities under the cash and accrual methods of accounting and is reflected through an increase in current and deferred income tax liabilities. Under current statutes, this liability will be payable over a period of four years.

     As a result of the foregoing, the net loss was $188,000 for the three month period ended September 30, 1998 as compared to a net loss of $503,000 for the three month period ended September 30, 1997. The loss in 1997 has been increased by the preferred stock dividends and accretion to arrive at the loss attributable to common stockholders. Therefore, basic and diluted loss per share were $0.02 for the three month period ended September 30, 1998 as compared to a basic and diluted loss per share of $0.12 for the three month period ended September 30, 1997. The weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share increased over the comparable period as a result of shares issued in conjunction with the Company's March 12, 1998 initial public offering.


     Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

     Revenue for the nine month period ended September 30, 1998 increased by 44.0% to $25,552,000 from $17,742,000 for the nine months ended September 30, 1997. This resulted primarily from an increase in revenue generated from Year 2000 solutions services. As compared to the year ended December 31, 1997, revenue from Year 2000 projects and other higher margin services for the nine months ended September 30, 1998 increased as a percentage of the Company's revenue. However, revenue from Year 2000 projects and other higher margin services for the three months ended September 30, 1998, decreased as a percentage of the Company's revenue as compared to the three month periods ended March 31 and June 30, 1998 and were the same as the year ended December 31, 1997. There can be no assurance that revenue from Year 2000 and other higher margin services will not continue to decrease as a percentage of the Company's revenue for future periods.

     Gross profit for the nine month period ended September 30, 1998 increased by 47.6% to $8,162,000 from $5,529,000 for the nine month period ended September 30, 1997. Gross profit as a percentage of revenue increased to 31.9% for the nine month period ended September 30, 1998 from 31.2% for the nine month period ended September 30, 1997. The slight increase resulted primarily from a larger amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT staff augmentation services. This was offset by a decrease in the margin for traditional IT staff augmentation services in the second and third quarters of 1998 and as a result of low rates of employee utilization in India, a less profitable mix of business and reduced margins for Year 2000 and other projects business. However, the Company's gross margin for the three month periods ended September 30, 1998 and June 30, 1998 decreased as compared to the three months ended March 31, 1998 reflecting low rates of employee utilization in the Offshore Technology Resource Center, a less profitable mix of business and reduced margins from Year 2000 and other project business.

     Selling, general and administrative expense, net of amortization for goodwill, for the nine month period ended September 30, 1998 increased by 57.9% to $8,344,000 from $5,284,000 for the nine month period ended September 30, 1997. The increase is primarily attributable to additional sales and project management personnel, which were added in anticipation of growth in complete projects and solutions business.

     Amortization of goodwill for the nine month period ended September 30, 1998 was $342,000, relating to the Company's purchase of the 49% minority interest in its Offshore Technology Resource

Center from PHL in December 31, 1997. The Company accounted for this transaction as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

     Operations for the nine month period ended September 30, 1998 lost $524,000 compared to income of $245,000 for the nine month period ended September 30, 1997. Loss from operations as a percentage of revenue was (2.1)% for the nine month period ended September 30, 1998 as compared to income of 1.4% for the nine month period ended September 30, 1997.

     Net interest income was $610,000 for the nine month period ended
September 30, 1998 compared to net interest expense of $241,000 for the nine month period ended September 30, 1997. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering in commercial paper and other cash equivalent instruments during the nine month period ended September 30, 1998. Interest expense in 1997 was a result of bank borrowings required to provide working capital to the Company and accrued interest expense associated with the Agreement with PHL (see the Company's registration statement on form S-1). In addition, during the nine months ended September 30, 1998, the Company recognized a $90,000 foreign currency exchange gain in connection with its U.S. dollar denominated cash and receivable balances of the Offshore Technology Resource Center in Bangalore, India.

     The income tax benefit for the nine month period ended September 30, 1998 was $115,000, as a result of reversing the first quarter's income tax provision and the utilization of deferred tax credits and book losses recorded in the United States company. The Company computes its income tax provision on a quarterly basis and provides for deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided when necessary to reduce the deferred tax asset to the amount expected to be realized.

      From its inception through August 23, 1997, the Company elected to be taxed under the S corporation provisions of the Internal Revenue Code of 1986, as amended (the "Code"). An S corporation generally is not subject to income tax at the corporate level (with certain exceptions under state income tax laws). This election was terminated in conjunction with the formation of the Company as a Delaware holding corporation and the issuance of its Series A Convertible Preferred Stock.

     In connection with the termination of its S Corporation status, the Company was required by the Code to change its method of accounting for tax reporting purposes from the cash method to the accrual method. This change resulted in a one-time charge to earnings in the nine months ended September 30, 1997 of $693,000 resulting from differences (of approximately $2.0 million) in the tax treatment of certain of the Company's assets and liabilities under the cash and accrual methods of accounting and is reflected through an increase in current and deferred income tax liabilities. Under current statutes, this liability will be payable over a period of four years.

     As a result of the foregoing, net income was $291,000 for the nine month period ended September 30, 1998 as compared to a net loss of $853,000 for the nine month period ended September 30, 1997. Income for the nine month period ended September 30, 1998 has been reduced by the preferred stock dividends and accretion, and the loss for the nine month period ended September 30, 1997 has been increased, to arrive at income (loss) attributable to common stockholders. Therefore, basic and diluted earnings per share were $0.0 for the nine month period ended September 30, 1998 as compared to a basic and diluted loss per share of $0.20 for the nine month period ended September 30, 1997. The weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share increased over the comparable period as a result of shares issued in conjunction with the Company's March 12, 1998 initial public offering.

LIQUIDITY AND SOURCES OF CAPITAL

     Since inception, the Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities, proceeds from the Agreement with PHL (see the Company's registration statement on form S-1) and proceeds from the issuance of common stock.

     The Company's operating activities used $1,680,000 for the nine month period ended September 30, 1998 compared to $850,000 for the nine months ended September 30, 1997. The use of cash was primarily due to an increase in accounts receivable.

     The Company used cash of $1,018,000 for capital expenditures during the nine months ended September 30, 1998 to support planned sales growth. The Company spent $1,453,000 during the nine months ended September 30, 1997, which was primarily related to the Offshore Technology Resource Center.

     The Company's financing activities provided $ 21,522,000 for the nine months ended September 30, 1998 and $2,532,000 for the same period in 1997. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering. Of the 2,200,000 shares sold by the Company, 100,000 shares were not registered. In addition, 245,000 shares sold by selling stockholders in the initial public offering in March 1998 were not covered by a registration statement. The Company has filed a registration statement covering the 345,000 unregistered shares, but such registration statement has not yet been declared effective. As provided in the Securities Act of 1933, as amended (the "Act"), certain persons purchasing securities sold in violation of the registration provisions of the Securities Act may recover the consideration paid for such securities with interest upon the tender of such securities, less the amount of any income received, or damages if such person no longer owns the securities. The maximum rescission liability with respect to the 100,000 unregistered shares sold by the Company would be $1,200,000 (100,000 shares at $12 per share) plus interest. The Company has not recognized a liability based on the rescission of the 100,000 unregistered shares it sold because, as noted above, the right to rescind rests only with a purchaser in the initial public offering who still holds such shares. Given the large trading volume in the Company's common stock subsequent to the offering (indicating substantial turnover in share ownership) and the inability to identify which securities were unregistered, the Company is of the belief that it is not probable that it will be required to effect an actual rescission, as opposed to paying rescissionary damages. As indicated previously, shareholders who purchased unregistered shares in the offering may recover damages if they sold such securities at a loss. Based upon the preliminary status of the lawsuit described in Note 3 above, the range of such damages, if any, cannot reasonably be estimated. The Company and the stockholders who sold shares in the initial public offering have entered into an agreement with the Company's former securities counsel which served as the Company's counsel in the initial public offering which would hold the Company and those stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of this indemnification agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. Based on the status of the consolidated complaint, the Company cannot currently estimate a range of loss.

     From the sale of the 2,200,000 shares in the initial public offering, the Company received net proceeds of $24,552,000 after underwriting discounts and commissions and before other offering expenses in the amount of $1,341,000. Simultaneously with the initial public offering, the holders of Series A and B Convertible Preferred Stock exchanged their 200 shares for 1,181,750 shares of Common Stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the proceeds. For the nine month period ended September 30, 1997, cash was generated by exchanging subordinated notes from the Agreement with PHL for 100 shares of Series A Convertible Preferred Stock.

     As of September 30, 1998, the Company had $19,110,000 in cash and cash equivalents and $23,208,000 of working capital. The Company had maintained a $2.5 million credit facility, which expired on August 15, 1998. Effective October 29, 1998, the Company entered into a Loan and Security Agreement with People's Bank (the "Credit Facility"), which provides for a revolving line of credit of up to $4.0 million for its U.S. operations. Borrowings under the line of credit are secured by a valid first priority perfected security interest in all business assets of Command Systems, Inc. Such security interest excludes the assets of Command International Software Pvt. The Credit Facility will be primarily used to fund the Company's working capital requirements. The Credit Facility will bear interest at a floating rate based upon prime plus 0% or at the Company's option LIBOR plus 175 basis points for 30, 60 or 90 day periods. LIBOR borrowings will be limited to a maximum of seven LIBOR maturities at one time, with LIBOR borrowings in increments of $500,000. The Company was required to pay a commitment fee of $22,000 at the time of closing. The Company is required to maintain a minimum of the following: total net worth of five times the Credit Facility, debt service coverage ratio of 3:1, interest coverage of 3:1 and a current ratio of 2:1.

     The Company believes that the net proceeds from the initial public offering, together with other available funds, including the Credit Facility and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations over the next 12 months.

     Legal Proceedings

On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) (the "Doney Litigation"). On or about June 22, 1998, an amended complaint relating to the Doney Litigation was filed in the United States District Court for the Southern District of New York. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. On or about June 26, 1998, a third complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Michael Makinen against the same defendants. Each of the plaintiffs purported to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These actions were consolidated by order of the United States District Count for the Southern District of New York, and a consolidated complaint styled In Re Command Systems, Inc. Securities Litigation was filed on September 30, 1998. The consolidated complaint alleges that defendants violated the Act and claims the sale of unregistered shares breached the disclosure and filing requirements of the Act. The plaintiffs seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. Since the litigation is in the early stage, the Company cannot currently estimate a range of loss.

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

     The Company has completed an assessment of its information systems to determine the extent to which its existing systems correctly define the Year 2000. Those systems found not to be compliant have been upgraded by the vendors of those systems except for certain purchased software packages which are expected to be upgraded and brought into compliance by their vendors before the Year 2000. The majority of the upgrades were implemented via standard maintenance contracts, without costs. Only a nominal amount has been expended, to date, and the remaining upgrades are expected to be implemented for minimal cost. With respect to the information systems of third parties who are major vendors of the Company, the Company will be seeking to obtain Year 2000 compliance certifications for those systems that relate to the Company's business. These third parties include major hardware and software vendors, as well as financial services providers. Most of the Company's major vendors have made public statements indicating that they intend to cause their products and services to be Year 2000 compliant on a timely basis. Based on the foregoing, the Company has not to date developed contingency plans for failure by its major vendors to provide Year 2000 compliant products and services. There can be no assurance, however, that the Year 2000 issue will not affect the information systems of the Company's major vendors as they relate to the Company's business, or that any such impact of a major vendor's information system would not have a material adverse effect on the Company.

                             COMMAND SYSTEMS, INC.

Part II--Other Information

Item 1--Legal Proceedings

On or about May 6, 1998, a complaint was filed in the United States District Court for the Southern District of New York by named plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe against the Company, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the Company's initial public offering (Cowen & Company and Volpe Brown Whelan & Company, LLC) (the "Doney Litigation"). On or about June 22, 1998, an amended complaint relating to the Doney Litigation was filed in the United States District Court for the Southern District of New York. On or about May 8, 1998, a second complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Chaile B. Steinberg against the same defendants. On or about June 26, 1998, a third complaint was filed in the United States District Court for the Southern District of New York by named plaintiff Michael Makinen against the same defendants. Each of the plaintiffs purported to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These actions were consolidated by order of the United States District Count for the Southern District of New York, and a consolidated complaint styled In Re Command Systems, Inc. Securities Litigation was filed on September 30, 1998. The consolidated complaint alleges that defendants violated the Act and claims the sale of unregistered shares breached the disclosure and filing requirements of the Act. The plaintiffs seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. Based upon the status of the consolidated complaint, the Company cannot currently estimate a range of loss.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit
 No.             Title
------           -----

*10.17 Employment Agreement dated as of December 1, 1997 by and between Registrant and Glenn M. King.

*10.18 Loan and Security Agreement dated October 29, 1998 by and between Registrant and People's Bank.

 27       Financial Data Schedule

* Incorporated by reference from Combined Registration Statement on Form S-1 (Registration No. 333-43877) and Post-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-66809), filed with the Commission on November 5, 1998.


The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                             COMMAND SYSTEMS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                            Command Systems, Inc.

11/13/98                    /s/ Edward G. Caputo
-----------------           ---------------------------------------------------
(Date)                      President and Chief Executive Officer
                            (principal executive officer)


11/13/98                    /s/ Stephen L. Willcox
-----------------           ---------------------------------------------------
(Date)                      Executive Vice President and Chief Operating Officer
                            (principal financial and accounting officer)