Form 10-K
period 1998-12-31
COMMAND SYSTEMS INC
filed 1999-03-31
CIK 1052439

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                              PURSUANT TO SECTIONS
                               13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period of        to

                          Commission File No. 0-23797

                             COMMAND SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                               06-1527672
    (State of Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

       Pondview Corporate Center,                        06032
        76 Batterson Park Road,                        (Zip Code)
             Farmington, CT
    (Address of Principal Executive
                Offices)

                                 (860) 409-2000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]

   Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the registrant on March 15, 1999 was $6,986,250 based on the closing sales price of the Common Stock on such date.

   The aggregate number of Registrant's shares outstanding on March 15, 1999 was 7,656,750 of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE
              Registrant's Definitive Proxy Statement to be filed

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             COMMAND SYSTEMS, INC.

                                 1998 Form 10-K

                               Table of Contents

                                                                           Page
                                                                           ----
 Part I
 Item 1.   Business....................................................     1
 Item 2.   Properties..................................................     22
 Item 3.   Legal Proceedings...........................................     22
 Item 4.   Submission of Matters to a Vote of Security Holders.........     23
 Part II
           Market for Registrant's Common Equity and Related
 Item 5.   Stockholder Matters.........................................     23
 Item 6.   Selected Consolidated Financial Data........................     24
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     25
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..     35
 Item 8.   Financial Statements and Supplementary Data.................     35
 Item 9.   Disagreements on Accounting and Financial Disclosure........     36
 Part III
 Item 10.  Directors and Executive Officers of Registrant..............     36
 Item 11.  Executive Compensation......................................     36
           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management..................................................     36
 Item 13.  Certain Relationships and Related Transactions..............     36
 Part IV
           Exhibits, Consolidated Financial Statement Schedules and
 Item 14.  Reports on Form 8-K.........................................     36
 Item 15.  Signature Page..............................................     39
 Item 16.  Auditor's Report Data.......................................
 Item 17.  Financial Schedule..........................................

Item I. BUSINESS.

   We provide a wide range of information technology solutions and services to financial services organizations to support their evolving business needs. We utilize leading technologies to offer our customers a comprehensive range of information technology services, including technology and education services. In 1996 through a joint venture with Phoenix Home Life Mutual Insurance Company, we created an offshore technology resource center in Bangalore, India. The facility, which we now wholly-own, is intended to provide us with:

  .  improved access to skilled information technology professionals,

  .  cost advantages and

  . the ability to provide flexible coverage for our outsourcing services customers.

   As of December 31, 1998, we employed 334 full-time information technology professionals in our four U.S. offices and the offshore technology resource center. We develop and maintain long-term relationships with our customers. In 1998, we provided services to over 100 customers and for each of 1998 and 1997 over 60% of our revenue was derived from existing customers from the previous year. Our customers are typically large financial services organizations, especially leading insurance companies, such as:

  .  The Hartford Financial Services Group, Inc.,

  .  MassMutual,

  .  Phoenix Home Life Mutual Insurance Company,

  .  New York Life Insurance Company,

  .  Aetna and

  .  G.E. Capital.

   The following table sets forth the revenue percentages by line of business.

                   Services as a Percentage of Total Revenue

                                                        Year     Year     Year
                                                       Ended    Ended    Ended
                                                      Dec. 31, Dec. 31, Dec. 31,
                                                        1998     1997     1996
                                                      -------- -------- --------
Staff Augmentation...................................    57%      59%      86%
Year 2000............................................    27%      21%       0%
Software and Hardware................................    10%      12%      11%
Other................................................     6%       8%       3%
                                                        ---      ---      ---
  Total Revenue......................................   100%     100%     100%
                                                        ===      ===      ===

Industry Overview

   Intense competition, globalization, rapid technological innovation and deregulation are accelerating the rate of change in business today. This is particularly so for organizations in such data and technology intensive industries as the insurance, banking, brokerage and other financial services industries. Financial services organizations face increasing pressures to:

  .  improve product and service quality,

  .  reduce costs,

  .  improve operating efficiencies and

  .  strengthen customer relationships.

   These organizations are changing and adapting their business processes in order to achieve these objectives and therefore require systems and personnel that are flexible and capable of rapid change. Accordingly, a financial services organization's ability to successfully integrate, and deploy advanced information technology systems, and applications in a timely, and cost-effective manner has become critical to its success in today's rapidly changing business environment. In addition, many financial services organizations have begun to view information technology solutions as strategic tools that can be used to gain competitive advantages such as:

  .  reducing the time to market products,

  .  providing an expanded mix of value-added client services,

  .  reducing the cost of development and maintenance of systems and

  .  providing timely access to information.

   At the same time, rapid technological advances have accelerated the pace of transition from mainframe to client/server architectures and from the utilization of many interdepartmental systems to enterprise-wide integrated systems. These advances have also increased the use of network and internet/intranet communications systems. In addition, such advances have accelerated the convergence of the foregoing technologies. Although technological advances offer the promise of faster, more functional and more flexible information technology systems and applications, the implementation of business solutions utilizing these new technologies present major challenges to organizations and their information technology departments. Evaluating, developing and integrating these solutions requires a large number of highly skilled individuals trained in many diverse technologies and architectures. However, there is a shortage of these individuals. Consequently, many organizations either will not have sufficient staffing or adequate expertise to satisfy their needs. Moreover, many companies have made a strategic decision to:

  .  focus on their core competencies,

  .  minimize their fixed costs and

  .  reduce their work forces.

   This reallocation of resources has prevented many companies from investing in large information technology staffs.

   Businesses are finding it increasingly difficult and expensive to maintain in-house the management capabilities and technical expertise necessary to successfully integrate and use advanced information technology systems and applications in a timely and cost-effective manner. As a result, many organizations are increasingly turning to third-party service providers, like Command, to help them:

  . evaluate, develop, implement and support new information technology systems and applications and

  .  maintain existing legacy systems and applications.

   Information technology services are particularly essential to the financial services industry, whose business is highly dependent on effective data processing management and analysis. Third-party implementation of such services in a timely and cost-effective manner requires not only technical expertise, but also highly developed project management skills and prior experience with the customers' systems. Also, because of needs specific to their industry, financial services organizations frequently seek information technology service providers with financial industry experience.

   Financial services organizations are particularly sensitive to, and need to address, the Year 2000 problem because it would prevent or inhibit the proper calculation of critical data. Ultimately, if not corrected, the Year

2000 problem may lead to an interruption or discontinuation of service. Solving a Year 2000 problem is a highly time-intensive and labor-intensive project, typically requiring:

  .  identification and analysis of programs that are or may be affected,

  . analysis of up to millions of lines of code and millions of items of data,

  .  renovation of affected code and

  .  testing.

   As organizations continue to maintain legacy systems, migrate from mainframe to client/server architectures, implement other emerging information technologies and address the Year 2000 problem, we expect the demand for information technology professionals will continue to rise and the shortage of these professionals is expected to become more severe. Meanwhile, financial services organizations continue to be challenged by the rising costs of applications development and maintenance and the large and growing backlog of applications development projects. For these reasons, financial services organizations are increasingly turning to outside information technology service providers.

   By outsourcing information technology services, companies are able to:

  .  focus on their core business,

  .  access specialized technical skills,

  .  implement information technology solutions more rapidly,

  .  benefit from flexible staffing and

  .  reduce the cost of recruiting and training.

The Command Systems Solution

   We provide information technology services and solutions to financial services organizations by integrating and deploying new information technology to support evolving business processes in an efficient and cost-effective manner. The following are key attributes of our solution:

   Broad Range of Information Technology Services. We provide our customers with a single source for a broad range of information technology services including:

  .  information technology staff augmentation,

  .  Year 2000 compliance services,

  .  project-based applications development and implementation,

  .  network design and deployment,

  .  internet/intranet application development and

  .  systems maintenance.

   We provide our services in a wide variety of computing environments, including client/server and legacy-based platforms. In addition, we utilize leading technologies such as object-oriented development, database management systems and various internet/intranet networking technologies.

   Strategic Focus on Financial Services Industry. By focusing on the financial services industry since 1985, and particularly on the needs of large insurance companies, we have developed expertise in a large vertical market dominated by large organizations with extensive information technology needs. We seek to leverage our expertise in the financial services industry to increase our customer base and to increase our business from existing customers. By hiring personnel with experience in the financial services industry, we have been able to establish new relationships with customers in this industry as well as maintain or strengthen existing relationships.

   Offshore Technology Resource Center. In 1996, we established the offshore technology resource center in Bangalore, India. We believe that our offshore technology resource center offers customers certain advantages, including access to a large pool of information technology professionals and lower development costs.

   Complete Range of Year 2000 Compliance Services. Our services include a comprehensive approach to the Year 2000 problem that:

  .  identifies and analyzes programs that are or may be affected,

  .  analyzes millions of lines of code and millions of items of data,

  .  renovates affected code to make it Year 2000 compliant and

  .  conducts multi-level testing.

   We believe that our Command2000 conversion methodology results in cost-effective and timely conversion solutions for our customers.

   Expertise in Key and Emerging Technologies. We hire highly skilled personnel who are experienced with key technologies, such as client/server development and design and network integration, and emerging technologies, such as data warehousing and object-oriented analysis and design. Additionally, our information technology professionals receive initial and ongoing training in a variety of technology platforms. We assist customers in understanding the latest information technology developments and guide them through the implementation of the information technology solutions best suited to their needs.

Business Strategy

   Our objective is to become the preferred provider of information technology services to an expanding base of customers. Our strategies to achieve this objective include the following:

   Cross-Sell Services to Existing Customers. Our relationships with our customers provide us with an opportunity to market additional services and solutions to such customers. We seek to maximize our customer retention rate and secure additional engagements by providing high-quality responsive services.

   Leverage Expertise in Insurance Market. We will seek to leverage our expertise within the insurance industry into a larger, more diverse customer base within the broader financial services market, especially as deregulation encourages the creation of full-service financial services organizations. The insurance, banking and other financial services industries, are generally dominated by large companies, with extensive information technology needs. We will seek to leverage our industry-specific expertise and our existing accounts into a larger number of customers in these information technology intensive markets. As we expand our customer base, we intend to open additional regional sales offices in the U.S. to enable us to sell to and support existing and new customers in expanded geographic areas and industries. To achieve these goals, we may seek strategic acquisitions of organizations that complement or enhance our core skills.

   Migration to Higher Margin Services. We seek to derive a greater percentage of our revenue from higher margin services. To support this goal, we have reorganized and increased our sales force to focus on the delivery of complete projects and solutions to our clients. We believe that projects, which we manage, if obtained, will carry higher margins and will better enable us to become a full-service technology solutions provider to our customers.

   Utilize Offshore Technology Resource Center. We believe that our offshore infrastructure improves our access to information technology professionals, reduces the costs to our clients associated with information technology services and enables us to provide better support to our customers. This facility utilizes state-of-the-art technology and is connected via a secure point to point link to our headquarters, branch offices and customer sites. The staff at the offshore technology resource center had grown to 176 employees as of December 31, 1998.

   Continued Development of Long-Term Relationships with Customers. We continue to develop preferred provider relationships with our customers. Our on-site personnel are integrated into the operations of our customers' information technology departments. In addition, we make significant investments in technology enhancements to support the strategic technical direction of our customers. We also use several methods to obtain continuous customer feedback, including customer satisfaction surveys, consultant performance surveys and regularly scheduled meetings with senior management of each customer. A significant portion of the compensation of our senior executives, sales executives and senior project managers is directly linked to customer satisfaction and the delivery of high quality, timely information technology services at or below budget. We believe that these initiatives foster long-term customer satisfaction as evidenced by the fact that for each of the fiscal years ended December 31, 1998, 1997 and 1996 existing customers from the previous fiscal year generated over 60% of our revenue.

   Attract, Train and Retain Highly Skilled Information Technology Professionals. Our future success depends to a significant extent on our ability to attract, train, motivate and retain highly skilled information technology professionals, particularly project managers, software engineers and other technology leaders. To achieve this objective, we maintain programs and personnel to identify and hire the best available information technology professionals. We conduct training of our information technology professionals in both legacy systems and emerging technologies to enhance our methodologies. In order to attract, maintain and retain our employees, we focus on our corporate culture, incentive programs, compensation and benefits and provide a career and education management program to create an individualized structured career growth plan for our employees. We also have access to a large pool of information technology professionals through our state-of-the-art Bangalore facility.

Services

   We are a solutions provider, using leading technologies to offer our customers a comprehensive range of information technology services, including technology and education services. These services may be provided individually or as a combination of service offerings to provide complete solutions. We have adopted an integrated approach to providing solutions to our customers. Each of our service offerings is led by a technology leader, supported by a team of dedicated information technology consultants with focused expertise in the technologies specific to such service offering. Our dedicated teams of service providers work closely with each other, with our customers and with a wide variety of technology vendors. In this manner, we aim to ensure the availability of leading-edge technologies and capabilities, cost-efficient and timely delivery of services and the development of solutions for specific business needs and objectives. We believe that our integrated approach to designing, developing and implementing our service offerings promotes long-term customer satisfaction and a more complete understanding of customer requirements. We offer services primarily in the following areas:

  .  information technology staff augmentation,

  .  Year 2000 compliance services and

  .  application development, maintenance and networking services.

   Following is a more detailed description of these and other services that we provide.

                              Technology Services

   We solve business problems by building technical solutions for customers utilizing our business and technology expertise. Our organization enables focused attention to customer requirements and is based on the following services:

            Command Systems                      Solutions Description


CommandSTAFF--Information technology      .  Design
staff augmentation services to            .  Data modeling
provide customers with highly             .  Analysis
skilled information technology            .  Programming
professionals. Services are provided      .  Development
over a wide range of technologies         .  Testing
from client/server and/or                 .  Networking
traditional technology developers to      .  Implementation
help desk support to supplement           .  Help Desk
information technology requirements       .  Maintenance
on demand and as needed. Information
technology professionals are
carefully selected and technically
qualified to match areas of
expertise with specific customer
requirements.

       Command Systems Solutions                      Description


Command2000--Year 2000 compliance         We provide the following six-step
services. Provides expertise to           methodology to analyze, renovate and
cost-effectively assess business          test millions of lines of code and
requirements and develop quality          millions of items of data:
solutions. In so doing, we use a
combination of on-site project
management staff and programming
support from our offshore technology
resource center in Bangalore, India.

                                          .  Management Awareness--Advise
                                             corporate executives of the
                                             nature and scope of the Year 2000
                                             problem.
                                          .  Inventory Analysis--Provide a
                                             comprehensive survey, data
                                             collection and analysis of the
                                             scope of the Year 2000 problem by
                                             application, line of business or
                                             enterprise.
                                          .  Portfolio Assessment--Perform an
                                             in-depth assessment of all of the
                                             data fields and data processing
                                             routines. Source code is analyzed
                                             and computer program interaction
                                             is documented.
                                          .  Change Strategy--Determine the
                                             conversion schedule and logistics
                                             by focusing on the relationships
                                             of computer system components.
                                          .  Application Renovation--Deliver
                                             on-site project management and
                                             analysis at the customer
                                             facility, combined with the
                                             renovation of affected code.
                                          .  Testing--Provide unit testing and
                                             parallel testing comparisons back
                                             to the predetermined baseline of
                                             each application system.

                         Additional Technology Services

       Command Systems Solutions                      Description


                                          .  Requirements definition and
CommandPRO--Project-based                    vision
application development and               .  General analysis
implementation services. These            .  Prototype sizing and
include turnkey application systems          functionality assessment
development, migration and/or             .  Detail analysis
integration of client/server systems      .  Platform and tool selection
through all phases of the                 .  Data modeling and interface
development life cycle from design           development
through production implementation.        .  Development and implementation
                                             scheduling

We develop application systems            .  Prototype development
utilizing leading technology tools        .  Prototype deployment to selected
provided by vendors such as:                 users

                                          .  Full architectural and platform
 .Microsoft                                   development
 .Powersoft                                .  Total application system
 .Oracle                                      development
 .Rational                                 .  Enterprise testing
 .Lotus/IBM                                .  Implementation
 .Cognos

CommandNET--Integrated network            .  Workstation Migration--Deploys
services to design and deploy                consistent enterprise user
networks, including related hardware         workstations.
and software systems to:                  .  Messaging--Provides better
                                             communications and reduces cost
                                             of management.

 .Reduce network complexity
 .Improve deployment speed                 .  Network Systems Engineering--
 .Standardize platforms                       Designs and deploys LAN/WAN
 .Integrate messaging                         software and hardware.
 .Manage software assets                   .  Enterprise Software Management--
 .Reduce help desk support                    Designs and deploys software
 .Improve enterprise network efficiency       management solutions.
 .Reduce cost of ownership

                         Additional Technology Services

       Command Systems Solutions                      Description


CommandWEB--Internet/intranet           .  Web-enabling legacy application
application development services.          development
Provides web-based application and      .  Web page design
communication solutions to improve      .  Graphics and multimedia
internal and external communications    .  Security protection
and services.                           .  Internet application development

CommandWEB incorporates the use of
leading technologies such as: Java,
HTML, PERL, and leading web servers
from Microsoft, Oracle and Sun
Microsystems.

CommandOO-Object-oriented               .  Incorporate the use of business
development services to speed the          objects within the application
development of new software                design.
applications and reduce ongoing         .  Establish a repeatable process for
software maintenance expenses by           the project life cycle.
providing and using leading object-     .  Develop and utilize enterprise-wide
oriented tools, methodologies and          object repository.
expertise.

CommandSOURCE---Provides and manages    Outsource and/or insource ongoing
long-term maintenance of application    customer application maintenance and
systems by utilizing a range of         enhancement needs across client/server
technology toolsets. We provide         and mainframe computer environments,
carefully selected and qualified        onsite at customer locations, offsite
resources that are fully integrated     at our domestic offices and/or at our
into the customer's information         offshore technology resource center.
technology environment.

   In addition to the foregoing services, we, to a limited extent, provide educational services to our customer's information technology staff as required for application systems' development.

Customers

   We focus our sales efforts on Fortune 500 companies in the financial services industries and middle market companies in the insurance, banking and brokerage industries with significant information technology budgets and recurring software development needs. During 1998, we provided services to over 100 customers. We seek to maximize our customer retention rate and secure additional engagements by:

  . providing quality services and customer responsiveness, . leveraging our expertise within the insurance industry into a larger, more diverse customer base within the broader financial services market and
  .  cross-selling additional services to existing customers.

   Typical development projects for insurance companies include applications systems for:

  .  claims processing     .  agency management      .  coordination of
  .  pensions              .  premium and loss          benefits and
  .  compensation             reporting                 subrogation
  .  underwriting and      .  annual statement       .  accounting
     benefits                                        .  actuarial systems

   Typical development projects for other financial services organizations include applications systems for:

  .  mutual fund          .  fund tracking,         .  human resources
     analysis                stock transfer         .  customer
  .  cash                 .  accounting                information
     distribution                                   .  annual statement
  .  portfolio
     accounting

   Organizations in these industries are highly information-dependent and use information systems to gain a competitive advantage.

   The following table sets forth our largest customers by revenue:

                         Largest Customers By Revenue

For the year ended         Percent of
December 31, 1998         Total Revenue
------------------        -------------
MONY Group (Formerly
 Mutual Life Insurance
 Company of New York)...      15.4%
New York Life Insurance
 Company................      10.2%
For the year ended
December 31, 1997
------------------
The Hartford Financial
 Services Group, Inc....      13.1%
New York Life Insurance
 Company................      13.0%
Phoenix Home Life Mutual
 Insurance Company......      10.3%
For the year ended
December 31, 1996
------------------
The Hartford Financial
 Services Group, Inc....      13.6%
New York Life Insurance
 Company................      12.6%

   In December 1998, one of our significant customers decided to discontinue using outside staff augmentation services. Consequently, we will suffer a significant loss of revenue from this customer. Due to such decline in revenue and our relatively fixed costs as well as continued pressure on our gross margins, our business will be materially and adversely affected unless and until we increase revenue from other sources or lower our costs.

   Organizations to which we provided services during the year ended December 31, 1998 include among others:

  .  Aetna                .  New York Life          .  The Hartford
  .  Fleet Services          Insurance                 Financial Services
  .  G.E. Capital            Company                   Group, Inc.
  .  General Reinsurance  .  Otis Eastern           .  MONY Group (formerly
  .  J.P. Morgan             Service                   Mutual Life
  .  Liberty Mutual Group .  Phoenix Home              Insurance Company of
  .  MassMutual              Life Mutual               New York)
                             Insurance              .  TransAmerica Leasing
                             Company                .  United Parcel
                                                       Service

Sales and Marketing

   We market our services through a direct sales force located throughout our offices in Farmington and Stamford, Connecticut, Natick, Massachusetts and New York, New York, as well as senior executives from corporate headquarters. We sell to customers utilizing a sales team approach in which each team is led by a senior sales executive and supported by one or more junior sales executives, recruiters and technology leaders. The members of the team combine their efforts to present a comprehensive solution proposal to each customer.

   In order to develop an in-depth understanding of each customer's individual needs and to form strong customer relationships, sales executives are assigned to a limited number of customers that generally does not exceed twelve. These executives are responsible for providing highly responsive service and ensuring that the customers' objectives are achieved. Commissions based upon the gross profit generated from each business transaction constitute a substantial portion of the total compensation for each sales executive.

   We focus our marketing efforts on financial services organizations with substantial information technology budgets and recurring information technology staffing and services needs. Marketing programs include direct mail campaigns, seminars, conferences, trade shows and other activities intended to generate and maintain an interest in our services. In addition, we have organized our staff into areas of technology expertise and have branded such areas to promote market awareness and differentiation.

   Our services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle. Once a lead is generated, we endeavor to understand quickly the potential customer's business needs and objectives in order to develop the appropriate solution and bid accordingly. Our technology leaders are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion, and technological requirements. Sales cycles for complex business solutions projects typically range from one to six months from the time we initially meet with a prospective customer until the customer decides whether to authorize commencement of an engagement.

   As of December 31, 1998, we had 22 persons engaged in sales and marketing full-time. In addition to our sales and marketing force, we also use an outside public relations firm that coordinates all corporate communications, including the scheduling of press conferences to promote our services and delivery methodologies.

Human Resources

   As of December 31, 1998, we employed 19 full-time personnel dedicated to recruiting information technology professionals and managing our human resources. We actively recruit in the United States and India. Recruiting methods include advertisement on television, on the radio, in leading newspapers, in trade magazines, on our web site and through participation in career fairs. We also participate in on-campus recruiting for recent college graduates and have hired employees from various schools with degrees in computer science and management information systems. In addition, we have established an employee referral plan, which actively involves employees in referring individuals and screening candidates for new positions. We also utilize stock options as part of our recruitment and retention strategy.

   Our strategy for employee retention includes:

  .  career planning,
  . thorough initial and ongoing training, . allocation of assignments in accordance with employee skills and career objectives and
  . a comprehensive benefits package, including incentive-based compensation and tuition reimbursement.

   As part of our retention efforts, we seek to minimize turnover by emphasizing:

  .  competitive salaries,
  .  employee stock options,
  .  deferred compensation and
  .  contractual limitations effective upon termination of employment.

   All our information technology professionals receive ongoing training on a variety of technology platforms. We provide on site training to employees to assist them in making the transition from legacy to client/server skills by providing cross-platform training in new technologies. In addition to comprehensive technical training, we provide extensive training in software quality implementation processes.

   Our information technology professionals typically have Bachelor's or Master's degrees in computer science or another technical discipline, and as of December 31, 1998, the average U.S.-based professional, including newly hired personnel, had over 10 years of relevant work experience. As of December 31, 1998, we had 408 employees comprised of 334 salaried information technology professionals, 22 sales and marketing personnel, 19 recruiting and human resources personnel and 33 general and administrative personnel. As of December 31, 1998, we also utilized 69 independent contractors to supplement our information technology workforce.

   We have substantially increased the number of our skilled technical and management personnel at our Bangalore facility and may be required to increase the number of our skilled technical, marketing and management personnel in the United States. However, we believe that there is a shortage of, and significant competition for, information technology professionals and that our future success is highly dependent upon our ability to attract, train, motivate and retain skilled information technology consultants with the advanced technical skills necessary to perform the services offered by us.

   Competition to hire these professionals has caused their wages to rise, which increases our costs and costs in the industry. In the past, we have had a turnover rate of information technology professionals that is higher than the industry average. This can occur again in the future. In addition, many of our consulting contracts allow a customer to hire away our information technology professionals who are providing consulting services to the customer, for a fee payable to us. Our ability to maintain existing contracts and obtain new business depends, in large part, on our ability to hire and retain qualified personnel. If we cannot hire enough qualified personnel, it will be difficult to manage and complete existing projects and to bid for new projects. Such a problem can materially and adversely affect our business, financial condition and results of operations. We may not succeed in attracting and retaining qualified employees.

   Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Our Competition

   The information technology services market is highly competitive and fragmented, and numerous international, national, regional and local firms serve the market. Many of our competitors have significantly greater financial, technical and marketing resources and generate greater revenue. In addition, a significant and increasing number of companies have recently announced that they offer Year 2000 services or automated Year 2000 software products. We may lose existing customers to our competitors.

   Our primary competitors include other information technology service providers, along with participants from a variety of market segments, including:

  .  ""Big Five" accounting firms       .  service groups of computer equipment
  .  applications software firms           companies
  .  general management consulting firms.  programming companies
  .  temporary staffing firms           .  in-house information technology
  .  implementation firms                  departments

   We believe the principal competitive factors in the information technology service industry include:

  .  range of services offered          .  industry expertise
  .  technical expertise                .  responsiveness to customer needs
  .  speed in delivering solutions      .  quality of service and perceived
                                           value

Intellectual Property Rights

   In order to protect our ownership rights in our various intellectual properties, we rely upon a combination of:

  .  copyright and trade secret laws and
  .  non-disclosure and other contractual arrangements.

   We presently hold no patents or registered copyrights. Although we believe that our intellectual property rights do not infringe on the intellectual property rights of others, we cannot be sure of this and we may be sued in the future. If this situation arises, we may lose and may have to attempt to settle with third parties by trying to obtain a license for an infringed intellectual property, which might not be available at commercially reasonable terms.

   Our ability to enforce our intellectual property rights in India may depend on India law. India is a member of the Berne Convention, an international treaty. As a member of the Berne Convention, the Government of India has agreed to extend copyright protection under its domestic laws to foreign works, including works created or produced in the United States. We believe that laws, rules, regulations and treaties in effect in the United States and India are adequate to protect us from unauthorized use of our intellectual property.

   We cannot assure you, however, that:

  . the steps taken by us to protect our rights will be adequate to deter theft of our intellectual property,
  . we will be able to detect unauthorized use and take appropriate steps to enforce our rights or
  . the laws of India or the United States will remain the same and, in particular, that the laws of India will not change in ways that affect us negatively.

   Additionally, we may in the future license certain technologies to our customers. We cannot be certain that we will be able to:

  .  successfully license these technologies,
  .  protect them from infringement and
  .  prevent lawsuits against us relating to our licensing efforts.

   We expect that the risk of such lawsuits will increase if more of our competitors are able to successfully obtain patents for software products and processes. See "Risk Factors--We Have Limited Protection For and May Be Sued Over Our Use of Intellectual Property."

More About Command

   We incorporated in Delaware on July 1,1997. Prior to that time, we conducted our business as Command Systems Incorporated, a corporation organized under the laws of the State of Connecticut on April 2, 1985, which was merged into Command Systems, Inc. in December 1997. In 1996, we established two subsidiaries:

  . Command International Holdings, LLC, a corporation organized under the laws of Mauritius and
  . Command International Software Pvt., an India unlimited liability company.

   We wholly own Command International Holdings, LLC, which in turn wholly owns our India subsidiary. Our Bangalore facility and its employees are operated through our India subsidiary. Our executive offices are located at 76 Batterson Park Road, Farmington, Connecticut, 06032 and our telephone number is (860) 409-2000.

                                  RISK FACTORS

   Please remember to be cautious in reading forward-looking statements.

 Important Factors Regarding Forward-Looking Statements

   In addition to other information in this Annual Report on Form 10-K and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating Command and our business because such factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this form.

We May Fail To Obtain More Profitable Service Contracts After Increasing Our Cost Structure.

   A core element of our growth strategy is to derive an increasing percentage of our revenue from higher margin services, as opposed to lower margin staff augmentation projects. During 1998, we built up our infrastructure of personnel, facilities and equipment and other resources to meet anticipated growth in the demand for Year 2000 conversions and other higher margin services. As a result of our increased cost structure, if we fail to increase revenue from higher margin services, our business, financial condition and results of operations would be materially adversely affected.

   The sales and marketing methods for obtaining completed projects and solutions contracts is different than those for our historical businesses and involves longer bidding processes. In addition, in performing complete projects and solutions, we assume greater responsibility in coordinating and completing larger, more complex projects. Consequently, we may not be successful in obtaining contracts for delivery of more profitable or higher margin services or complete any projects and solutions obtained. For the years ended December 31, 1998, and 1997 Year 2000 and other complete projects and solutions accounted for 33% and 29%, respectively, of our total revenue. In the three month periods ended June 30, 1998 and September 30, 1998, Year 2000 and other complete projects and solutions accounted for a decreasing percentage of our total revenue. In the three month period ended December 31, 1998 revenue from Year 2000 and other complete projects and solutions was slightly higher than the three month period ended September 30, 1998 and the year ended December 31, 1997. Revenue from higher margin services may continue to decrease as a percentage of our revenue for future periods.

Our Quarterly Financial Results Vary and May Be Adversely Affected Because of our Project-Intensive Business and Certain Relatively Fixed Costs

   Our operations and related revenue and operating results historically have varied substantially from quarter to quarter, and we expect these variations to continue. If our operating results for a future quarter differ from the expectations of public market analysts and investors, the price of our common stock could be adversely affected. The fluctuations in our operating results occur to a large degree because we obtain a large portion of our revenue from large projects and because certain of our costs are difficult to control.

   Examples of what could happen:

  .  A major project may be terminated unexpectedly.

  . A customer may decide not to pursue a new project or proceed to a succeeding stage of a current project.

  . We may complete several major customer projects during a previous quarter.

   If any of these events occur, we would have less revenue than expected in the affected quarter. In addition, adjusting certain of our costs in the event of unexpected shortfalls in revenue is difficult. For example, a high percentage of our selling, general and administrative expense, particularly salary, is relatively fixed in advance of any particular quarter. In addition, hiring and employment practices and applicable law in India make it difficult for us to effect reductions in staffing at our Bangalore, India facility. As a result, we are unable to quickly adjust these costs in the event that our revenues are unexpectedly lower in any quarter. Unanticipated reductions in the number of projects we perform during any quarter would materially and adversely affect our results of operations. During 1998, we experienced low rates of employee utilization at our Bangalore facility. This trend continued in the first quarter of 1999. Our future success will depend on our ability to manage our projects and personnel in a manner that allocates our human resources at profitable billing rates and assumes our employees are performing quality work. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We May Not Manage Our Growth Effectively

   Our business has grown significantly in size and complexity over the past several years. In addition, we began operations in Bangalore, India in December 1996. This growth has placed and will continue to place significant demands on our management and administrative, technical and other operational resources. Certain members of our senior management team have been with us for less than one year and our senior management has little experience in managing publicly-traded companies. If we do not manage our growth effectively, it could have a material adverse effect on the quality of our services and projects and our financial condition and results of operations. See "--Our Quarterly Financial Results Vary and May Be Adversely Affected Because of Our Project-Intensive Business and Certain Relatively Fixed Costs" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Are Being Sued By Some Of Our Stockholders

   Of the 3,105,000 shares sold in our initial public offering, 2,760,000 shares were properly registered, but the remaining 345,000 were not registered. Persons who purchased unregistered shares in our initial public offering have rescission rights under the Securities Act of 1933. If the purchaser has not sold the shares, the right to rescind means he or she can sue to exchange the unregistered shares for an amount equal to what he or she paid for the shares, plus interest. If the purchaser no longer owns the unregistered shares, and sold them at a loss, he or she may sue for damages. We are being sued by stockholders in connection with our initial public offering. The stockholders suing us in their consolidated lawsuit seek rescission of the sales of all the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Please see "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Rely On Significant Customers Without Long-Term Contracts

   We have derived a significant portion of our revenue from a limited number of large corporate customers. Moreover, our industry has shifted away from the use of long-term contracts, which might otherwise provide steady work at a time of decreasing demand for our services. If a significant customer decides to terminate or reduce the use of our services, our business, financial condition and results of operations would be materially and adversely affected. For example, one of our significant customers recently decided to discontinue using outside staff augmentation services. Consequently, we will suffer a significant loss of revenue from this customer. Due to such a decline in revenue and our relatively fixed costs, our business will be materially and adversely affected unless and until we increase revenue from other sources or lower our costs.

   You should consider the following factors in evaluating this risk:

  . One of our largest customers is Phoenix Home Life Mutual Insurance Company, which owns 7.6% of our outstanding common stock. In addition, one of Phoenix officers, John J. C. Herndon, is a director of Command. Loss of this strategic relationship could adversely and materially affect our reputation, our client relationships in the financial service industry and our financial condition and results of operations.

  . Since many of our projects are critical to the operations of our customers' businesses, expectations can run high. If we do not meet a customer's expectations, the customer could cancel or decide not to renew a contract with us. This could damage our reputation and adversely affect our ability to attract new business.

   See "--Customers."

Rapidly Diminishing Demand For Year 2000 Services

   Year 2000 projects currently constitute most of our higher margin services. A core element of our growth strategy is to use the business relationships, and knowledge of our customers' computer systems obtained in providing our Year 2000 services, to generate additional information technology projects for these customers. If we are unable to effectively market and deliver a large volume of additional Year 2000 conversion services, in the near future, our ability to obtain other contracts to deliver higher margin services would be adversely impacted. As a result, our business, financial condition and results of operations would be materially and adversely affected.

   As the demand for Year 2000 services decreases, our revenues are likely to decrease. The extent of this decrease will depend on:

  . how much of our revenue is attributable to Year 2000 compliance services at such time, and

  . our ability to offset this decrease by increasing revenue from other services.

   The revenue we receive from each Year 2000 conversion project has declined as a result of new automated software tools, which enable us to complete Year 2000 conversions using fewer man-hours. Consequently, we will need to obtain a greater number of contracts for Year 2000 conversion services in order to increase the share of our revenue obtained from Year 2000 conversion contracts. If we fail to obtain such greater number of Year 2000 conversion contracts, it would adversely affect our employee utilization.

   In evaluating this risk you should also consider:

  . We realized no revenue from Year 2000 services in 1996, and 27% and 21% of our revenue from Year 2000 services during the years ended December 31, 1998 and 1997, respectively. While the annual percentage from Year 2000 services increased, the quarterly percentage has been decreasing for each of the quarters of 1998. As of December 31, 1998, we have completed work on fifteen contracts for Year 2000 conversion projects.

  . After expressing certain concerns relating to our performance under a Year 2000 solutions contract, one of our largest customers ended the contract in early 1998.

  . In 1998 we performed an assessment phase of a Year 2000 conversion project for one of our other large customers. Following the assessment, we failed to obtain a contract for the complete Year 2000 conversion project.

  . One of our large Year 2000 contracts was completed as scheduled during the fourth quarter of 1998.

  . Since we are allocating significant resources to solve our customers' Year 2000 problems, our ability to continue to deliver other information technology services could be adversely affected.

   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Services."

We May Lose Business to Many Competitors

   The information technology services market is highly competitive and fragmented, and numerous international, national, regional and local firms serve the market. Many of our competitors have significantly greater financial, technical and marketing resources and generate greater revenue. We may lose existing customers to our competitors, which might materially and adversely affect our revenues. In addition, a significant and increasing number of companies offer Year 2000 services or automated Year 2000 software products. Our business and revenues would be hurt if a competitor introduces automated software processes or tools that would enable companies to perform their own Year 2000 services more effectively.

   We believe that our ability to compete also depends in part on a number of factors outside our control, including:

  .  our competitors' ability to hire and retain technical employees,

  .  the price at which others offer comparable services and

  .  the extent of our competitors' responsiveness to customer needs.

   Please see "--Our Competition" for a discussion of who our competitors are and the principal competitive factors in our industry.

We Depend on Our Bangalore, India Facility and Doing Business in India May be Risky

 Communications

   We depend on our Bangalore, India facility to provide us with the labor capacity and lower cost advantages to operate our business. To make it work, we must maintain communications between our domestic offices, the offices of our United States customers and the Bangalore facility. A loss in our ability to transmit voice or data, particularly through point to point communication links to India, could materially and adversely affect our business, financial condition and results of operations.

 Economic and Political Risks in India

   In the past, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India has also experienced civil unrest and terrorism. In the past, the country has been involved in conflict with neighboring countries. We may be adversely affected by changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. We believe that as a result of the detonation of nuclear devices in India in May 1998, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions. Although the U.S. government has decided to lift some sanctions, other sanctions remain. Such actions could have a material adverse effect on our business, financial condition or results of operations.

   The Government of India has exercised and continues to exercise significant influence over many aspects of India's economy. The Government of India's actions concerning the economy could have a material adverse effect on private sector entities, including our business. To encourage foreign investment in specified sectors of its economy, including the software development industry, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in recent years. Some of these benefits which affect us include, among others:

  .  tax holidays,

  .  liberalized import and export duties and

  .  preferential rules on foreign investment and repatriation.

   If any of these benefits are eliminated or diminished, it could have a material adverse effect on our business, financial condition and results of operations.

We Depend on Continued Authorization to Resell

   Our future success in both product sales and service and support offerings depends largely on our continued status as an approved reseller of products and our continued authorization as a service provider. If we lose one or more of such authorizations, the loss could have a material adverse effect on our business, financial condition and results of operations. Without these sales and service authorizations, we would be unable to provide the range of products and services we currently offer, including warranty services. Consequently, our future success depends in part on our continued status as an authorized re-marketer of computer products. We cannot be sure that we will maintain our status as an approved reseller and service provider.

We Depend on Hiring and Retaining Foreign Nationals, Subjecting Us to Visa Limits and Changes in Immigration Laws

   During 1998 we employed a number of foreign nationals in the United States, each of whom obtained the required visas. During 1999, we intend to employ additional qualified foreign nationals in the United States. We may incur additional unexpected labor costs in complying with existing United States immigration laws, or as a result of changes in such laws. For example, there is a limit on the number of new petitions for certain visas that the Immigration and Naturalization Service may approve in any year. In years in which this limit is reached, we may be unable to obtain certain visas necessary to bring critical foreign employees to the United States. Any restrictions or limitations on our hiring practices could have a material adverse effect on our business, financial condition and results of operations. We believe that our success, in part, may result from our ability to attract and retain people with technical and project management skills from other countries due to the shortage of similarly qualified people in the United States.

We are Still Developing Our Internal Controls

   We only recently implemented an accounting system capable of generating information and reports necessary to appropriately manage a public company. We are developing and implementing a system of internal controls and are developing an appropriate administrative infrastructure. If we fail to develop and maintain an effective internal control structure, it could have a material adverse effect on our business, financial condition and results of operations.

We Do Business in International Markets Which Exposes Us to Currency Fluctuations and Other Problems Administering Foreign Operations

   For the year ended December 31, 1998 and 1997 revenue derived from operations in India accounted for approximately 10% of our revenue, all of which related to services we performed for our customers located in the United States. An increasing percentage of our revenue in the future may be from operations in India or from providing services outside the United States. As a result, we are subject to a number of risks, including, among other things:

  . we may have difficulties administering our global business and managing foreign operations,

  .  we may incur losses as a result of currency fluctuations,

  .  we may be restricted in repatriating our earnings to the United States,

  .  we may be subject to export requirements and restrictions and

  .  we may be subject to multiple and possibly overlapping tax structures.

   Any of these factors could have a material adverse effect on our business, financial condition and results of operations. Any earnings that we generate in countries other than the United States may be permanently invested in these countries or may be subject to considerable taxation if we repatriate those earnings to the United States.

   We presently incur a significant amount of our costs in local currency in India. In contrast, we presently generate most of our revenue in U.S. Dollars. Accordingly, currency fluctuations-the translation of foreign currencies into U.S. Dollars-could adversely affect our business, financial condition and results of operations. Historically, we have not hedged any meaningful portion of our foreign exchange transactions.

We are Potentially Liable to Customers for Year 2000 Work and Other Projects

   We perform many projects that are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. If a customer's system fails, it could result in a claim for substantial damages against us, regardless of our responsibility for such failure. In addition, if we fail to complete a project on time, particularly a Year 2000 conversion contract, customers may sue us for substantial damages.

   We generally attempt to limit our liability for damages arising from errors, mistakes or omissions in rendering our information technology services in our contracts. These contract provisions may not effectively shield us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions in the amount of $5.0 million. However, we cannot be certain that:

  .  insurance coverage will continue to be available on reasonable terms,

  . such coverage will be available in sufficient amounts to cover one or more large lawsuits or

  .  the insurer will not disclaim coverage as to any future lawsuit.

   Our business, financial condition and results of operations could be adversely affected if any of the following occurred:

  . one or more successful large lawsuits against us exceeds our insurance coverage or

  . changes are made in our insurance policies, including premium increases, larger deductibles or coinsurance requirements.

Our Strategy of Expansion Could Adversely Affect Our Business

   In keeping with our strategy of leveraging our expertise in the insurance industry, we may expand our operations through the acquisition of additional businesses. To date, we have made no material acquisition of an unaffiliated company. We may not be able to identify, acquire or profitably manage additional businesses. In addition, if we acquire an additional business, we may not succeed in integrating the acquired business without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including:

  .  diversion of management's attention,

  .  failure to retain key acquired personnel,

  .  unanticipated events or circumstances,

  .  legal liabilities and

  .  amortization of acquired intangible assets.

   Some or all of these factors could materially and adversely affect our business, financial condition and results of operations. If acquired customers are dissatisfied or the acquired business underperforms, either instance could materially and adversely impact our reputation. Moreover, any acquired business may not achieve anticipated revenue and earnings. If we fail to manage our acquisition strategy successfully, it could materially and adversely affect our business, financial condition and results of operations. In addition, we may issue additional shares of our common stock to acquire such additional businesses, which may reduce the percentage ownership of existing stockholders. See "-- Business Strategy."

   We may open new offices in attractive markets with its own personnel, which may fail and lose money. All of our branch offices were originally start-up operations. Not all branch offices have been successful. For example, our branch office in Minneapolis, Minnesota closed primarily as a result of a shortage of qualified local information technology professionals. We may not be able to establish what will ultimately be successful branch operations. See "-- Business Strategy."

We Depend on Key Executives

   Our success will largely depend upon the continued availability and services of key executive officers, particularly Edward G. Caputo, our President and Chief Executive Officer. In addition, Mr. Caputo is instrumental to most of our customer relationships relating to the delivery of more profitable, complete project and solution services. If we lose Mr. Caputo or other key executives, it could have an adverse effect on our customer relationships in this area. Accordingly, losing Mr. Caputo or other key executives would have a material adverse effect on our business, financial condition and results of operations. We maintain key person life insurance on Mr. Caputo in the amount of $10.0 million. This amount of insurance, however, may not be sufficient to offset our loss of Mr. Caputo's services.

Our Principal Stockholder Controls Us and Can Influence Many Key Decisions

   Mr. Caputo beneficially owns approximately 51.9% of the outstanding shares of our common stock. Accordingly, Mr. Caputo can control the election of members of the board of directors. Mr. Caputo can also control any decision whether:

  .  to merge or sell our assets,

  .  to change our charter and by-laws and

  .  to take other actions requiring the vote or consent or our stockholders.

   In addition, Mr. Caputo's voting power may delay or prevent a future merger or change in control. He may also impede or prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

We Have Broad Discretion as to Use of Proceeds

   We did not allocate for a specific purpose a substantial portion of the net proceeds, which we received from the initial public offering. Accordingly, our management has broad discretion with respect to spending the proceeds from the initial public offering. You must rely on our management to use the proceeds wisely and not wastefully, with limited information concerning the specific working capital requirements and general corporate purposes to which the funds will ultimately be applied.

We Have Limited Protection For and May Be Sued Over Our Use of Intellectual Property

   As an information technology service provider, we are dependent on using our own intellectual property and the intellectual property of others to provide our services. In doing so, we run the risk that our intellectual property may be inadequately protected from infringement. We also may be sued with claims of unauthorized use of our own intellectual property and/or third party intellectual property. Moreover, since we do business in India, we are also subject to a changes, to the status of our rights under India's law and may be subject to India's jurisdiction on some matters. Any lawsuits, regardless of outcome, could greatly divert our focus on our business and would be costly. Thus, any intellectual property lawsuits would have a material adverse effect on our business, financial condition and results of operations. For a more detailed discussion, please see "--Intellectual Property Rights."

Our Common Stock Price is Subject to Significant Market Volatility

   Prior to the initial public offering there was no public market for our common stock. We cannot assure you that an active trading market will be sustained. Market prices for securities of information technology service companies similar to Command are highly volatile. The market price of our common stock has been adversely affected in response to:

  .  variations in quarterly operating results and

  .  our failure to achieve earnings estimates of securities analysts.

   The market price of the common stock may experience further volatility in the future. See "--Additional Shares Eligible for Sale May Adversely Affect Our Market Price and Impair Capital Raising."

Difficulties in Acquiring Control of Our Company Under Our Charter and Delaware Law May Discourage Future Transactions Generating Significant Stockholder Value

   Anyone seeking to acquire control of Command may encounter difficulties because of anti-takeover provisions in our charter and under Delaware law. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. These provisions could have the effect of delaying, deterring or preventing a merger or change in control. Some of these provisions may also discourage a future acquisition of Command even if stockholders would receive an attractive value for their shares and even if a substantial number, or even if a majority, of our stockholders might believe the transaction to be in their best interest. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

Additional Shares Eligible for Sale May Adversely Affect Our Market Price and Impair Capital Raising

   An increase in the amounts of our common stock trading in the public market could adversely affect the market price of the common stock and impair our ability to raise capital through an equity offering. The 3,105,000 shares sold in our initial public offering are freely tradable without restriction by persons other than people who qualify as our "affiliates." However, additional shares are or will be publicly tradable as follows:

  . assuming no outstanding options have been exercised, about 3,972,500 shares were subject to lock-up agreements which expired on September 9, 1998 are now available for public sale, subject to Rule 144 or Rule 701 of the Securities Act.

  . 579,250 shares are eligible for public sale over a period of less than one year, subject to Rule 144; the holders of these shares have Form S-3 or piggyback registration rights. If they exercise their rights, these shares could be immediately available for public sale, subject to an effective registration statement.

  . we intend to register 427,500 shares of common stock underlying the 1997 Employee, Director and Consultant Stock Plan; and 56,500 shares of common stock underlying options which were issued in exchange for units which had been initially granted under our Shadow Stock Plan.

   Any sales of shares made under Rule 144, by other exemptions from registration, or by exercising the registration rights, may have an adverse effect on the market price for the common stock and could impair our ability to raise capital through an offering of equity securities.

Item 2. PROPERTIES.

   Command Systems, Inc. leases approximately 15,065 square feet of office space in Farmington, Connecticut which is used by our senior management, administrative personnel, human resources and sales and marketing functions. This lease expires on March 31, 2003. We also lease facilities in Stamford, Connecticut, Natick, Massachusetts, and New York, New York.

   In addition, we lease approximately 23,450 square feet of office space in downtown Bangalore, India for our offshore technology resource center. We have sublet approximately 4,200 square feet effective February 1, 1999 and another 2,100 square feet effective March 1, 1999, each for a period of one year. This lease expires on September 15, 2000 and is renewable at our option for a two-year period.

   We believe that these facilities, together with additional space to be obtained at our headquarters in Farmington, Connecticut will be adequate for our presently anticipated future needs.

Item 3. LEGAL PROCEEDINGS.

   On or about May 6, 1998, plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe filed a lawsuit in the United States District Court for the Southern District of New York. The lawsuit was filed against Command, certain of our officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company
LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, a plaintiff named Michael Makinen, filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stock from March 12, 1998, the date of our initial offering through April 29, 1998. The consolidated complaint alleges that the defendants violated the Securities Act in that the Company failed to properly register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters.

   The plaintiffs seek rescission of all the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such stockholder litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on our business, financial condition and results of operations. On December 7, 1998, we and the other defendants entered into a memorandum of understanding to settle the dispute with the plaintiffs, but a memorandum of understanding is not a definitive settlement agreement. A definitive settlement agreement resulting from the memorandum will also require court approval. By the terms of the memorandum, the parties have agreed in principle to a total payment from Command to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorney's fees and related expenses. The $5.75 million will accumulate interest as of the date of the preliminary court approval of a definitive settlement agreement entered into among the parties based on the memorandum, but will not be payable until the court approves the settlement and such approval is final. In addition, we may be responsible for certain legal fees and related expenses incurred in connection with the litigation. We recognized a one-time charge to operations in the fourth quarter of 1998 in the amount of $1,800,000 for our cost of the settlement and related expenses. There can be no assurance, however, that a definitive settlement agreement will be reached, or that it will be approved by the court.

   Of the $5.75 million to be deposited in a settlement fund by Command, we will be reimbursed for all but $1.65 million. This reimbursement will come in part from Command's insurance carrier and the rest pursuant to the indemnification agreement with our former counsel in the initial public offering. In addition, we may be responsible for certain legal fees and related expenses incurred in connection with the litigation. We cannot be certain, however, that a definitive agreement will be reached, or that if it is reached, that the court will approve it.

   In the definitive settlement agreement, the members of the class represented by plaintiffs will give up their right to assert individual claims against Command or its underwriters, based on their purchase of our common stock in the initial public offering and in the open market during the period from March 12, 1998 through April 29, 1998. In return for this concession, class members will be entitled to share pro rata in the $5.75 million cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, upon the court's final approval of the settlement. Any class member can decide not to participate in the settlement, and choose to pursue his or her individual claim against Command or the other defendants, by filling out and returning an "opt-out" form which will be mailed to all class members following the court's preliminary approval of the settlement.

   The memorandum of understanding provides for a pro rata distribution of the cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, to purchasers of Command common stock in the period from March 12 through April 29, 1998, inclusive. Without knowing the number of claimants and the amount of attorneys' fees and expenses to be approved by the court, we cannot estimate the net amount actually payable on a per share basis.

   If the court decides not to approve the settlement, the stockholder litigation will continue. If concluded in favor of the plaintiffs, such litigation could have a material adverse effect on our business, financial condition and results of operation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been trading on the Nasdaq National Market under the symbol CMND since our initial public offering on March 12, 1998. The following table sets forth the closing high and low sale prices for our common stock for each quarter of 1998.

                                                               High      Low
                                                               ----      ---
      First Quarter from (March 12, 1998)..................... $14 3/4   $13
      Second Quarter..........................................  18 3/4     4
      Third Quarter...........................................   5 11/16  2 7/8
      Fourth Quarter..........................................   3 11/16  2 7/8

   As of March 29, 1999, there were approximately 16 holders of record of our common stock.

   We have never declared or paid any dividends on our common stock. We were, however, obligated to pay a 10% dividend on our Series A and Series B redeemable convertible preferred stock. We paid these accrued and unpaid dividends with a portion of the net proceeds from the initial public offering upon the conversion of the preferred stock. We do not anticipate paying any other cash dividends in the foreseeable future and intend to retain any earnings to fund future growth and the operation of our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

   The following selected consolidated financial data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years then ended are derived from and are qualified by reference to our audited consolidated financial statements and the notes thereto. The audited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of the financial position and the results of operations. Historical results are not necessarily indicative of result to be expected in the future. The data should be read in conjunction with our consolidated financial statements, including the notes thereto appearing elsewhere in this report, "Item 7. Management's Discussion and Analysis for Financial Condition and Results of Operations," and other financial information included herein.

                                           Year Ended December 31,
                                    ------------------------------------------
                                     1998     1997     1996     1995     1994
                                    -------  -------  -------  -------  ------
                                    (In thousands, except per share data)
Statement of Operations Data:
Revenue...........................  $35,215  $25,057  $17,069  $12,436  $9,272
Cost of revenue...................   24,528   16,973   12,494    9,108   6,890
                                    -------  -------  -------  -------  ------
Gross profit......................   10,687    8,084    4,575    3,328   2,382
Selling, general and
 administrative expense...........   11,926    7,255    5,172    3,013   2,102
Litigation expense................    1,800      --       --       --      --
                                    -------  -------  -------  -------  ------
(Loss) income from operations.....   (3,039)     829     (597)     315     280
Other income (expense), net.......      954     (277)     (75)     (50)    (55)
                                    -------  -------  -------  -------  ------
(Loss) income before income taxes
 and minority interest............   (2,085)     552     (672)     265     225
Income tax benefit (provision)....      318     (498)       8      (44)    (32)
                                    -------  -------  -------  -------  ------
(Loss) income before minority
 interest.........................   (1,767)     (46)    (664)     221     193
Minority interest in net (income)
 loss.............................      --      (451)     241      --      --
                                    -------  -------  -------  -------  ------
Net loss..........................   (1,767)    (497)    (423)     221     193
Preferred stock dividends and
 accretion........................     (260)     (80)     --       --      --
                                    -------  -------  -------  -------  ------
Loss applicable to common
 stockholders.....................  $(2,027) $  (577) $  (423) $   221  $  193
                                    =======  =======  =======  =======  ======
Basic and diluted loss per common
 share............................  $ (0.29)
                                    =======
Pro forma results of operations:
Adjustments to U.S. federal income
 tax provision assuming C
 Corporation status...............           $   633
Net income, as adjusted...........               136
Preferred stock dividends and
 accretion........................               (80)
                                             -------
Income applicable to common
 stockholders.....................           $    56
                                             =======
Pro forma basic earnings per
 common share.....................           $  0.01
                                             =======
Shares used in per share
 calculation:
Basic.............................    7,018    4,275
Diluted...........................    7,018    4,275

                                                Year Ended December 31,
                                            ----------------------------------
                                             1998    1997   1996   1995  1994
                                            ------- ------  -----  ----- -----
                                                     (In thousands)
Balance Sheet Data:
Cash and cash equivalents.................. $16,170 $  392  $ 444  $ 223 $  83
Working capital (deficit)..................  21,172    460    (99)    85    86
Total Assets...............................  35,648 14,425  4,816  2,294 1,188
Short-term debt............................     --   1,414  1,452    949   436
Long-term debt.............................     --     --   1,145    --    --
Series A redeemable convertible preferred
 stock.....................................     --   2,223    --     --    --
Series B redeemable convertible preferred
 stock.....................................     --   8,000    --     --    --
Stockholders' equity (deficit).............  30,455   (722)   (58)   365   142

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis should be read in conjunction with "Item 6.--Selected Financial Data" and our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

   We are an information technology service company providing a wide range of computer consulting services to our customers. Historically, we have derived the majority of our revenue from our traditional staff augmentation services and software and hardware solutions. We introduced Year 2000 compliance services in December 1996. As a result of the significant demand for such services, a significant percentage of our revenue during the year ended December 31, 1998 and 1997 was derived from Year 2000 compliance services. Year 2000 compliance services, as well as other complete project and solution services, typically provide higher margins than our staff augmentation and software and hardware solutions. Moreover, as indicated below, we have decided to de-emphasize our hardware solutions services.

   The following table sets forth the revenue percentages by line of business.

                          Percentage of Total Revenue

                          Three     Three    Three    Three
                          Months   Months    Months   Months    Year     Year     Year
                          Ended     Ended    Ended    Ended    Ended    Ended    Ended
                         Dec. 31, Sept. 30, Jun. 30, Mar. 31, Dec. 31, Dec. 31, Dec. 31,
                           1998     1998      1998     1998     1998     1997     1996
                         -------- --------- -------- -------- -------- -------- --------
Staff Augmentation......    62%      62%       52%      51%      57%      59%      86%
Year 2000...............    22%      25%       28%      31%      27%      21%       0%
Software and Hardware...     8%       9%       14%      12%      10%      12%      11%
Other...................     8%       4%        6%       6%       6%       8%       3%
                           ----     ----      ----     ----     ----     ----     ----
  Total Revenue.........   100%     100%      100%     100%     100%     100%     100%
                           ====     ====      ====     ====     ====     ====     ====

   As indicated above, revenue from Year 2000 projects decreased as a percentage of our revenue in each of the quarters in 1998. There can be no assurance that revenue from Year 2000 projects will not decrease as a percentage of our revenue for future periods. We have decided to de-emphasize our hardware solutions services due to the fact that they carry low margins and, therefore, hardware solutions may constitute a decreasing percentage of our revenue.

   The results of operations during 1998 were adversely affected primarily due to costs associated with our increase in sales and project management personnel, which were not accompanied by expected growth in complete projects and solutions business. In addition, we experienced a lower than expected gross margin reflecting low rates of employee utilization in the offshore technology resource center, a less profitable mix of business and reduced margins from Year 2000 and other project business. Gross profit as a percentage of revenue may be affected as we continue to strive to shift an increasing percentage of our business from staff augmentation to a project orientation. Following certain concerns expressed relating to our performance under a Year 2000 compliance services contract for one of our largest customers in early 1998, the customer terminated the contract.

   As a result of diminishing demand for Year 2000 services and the impact of the recent decision by one of our significant customers to discontinue using outside staff augmentation services, we expect to experience a decline in our revenue in the first quarter of 1999. In addition, one of our large Year 2000 contracts was completed as scheduled during the fourth quarter of 1998. Due to such decline in revenue and our relatively fixed costs, as well as continued pressure on our gross margins, our business will be materially and adversely affected unless and until we increase revenue from other sources or lower our costs.

   Over 90% of our service revenue is billed on a time and materials basis. Revenue from services provided on a time and materials basis is recognized in the period that services are provided. The balance of our service revenue is derived from services provided on a fixed-price basis. Such revenue is recognized using the percentage-of-completion method. We bear the risk of cost overruns and inflation with respect to our fixed-price projects. When entering into such contracts, we strive to mitigate the attendant risks by subdividing such projects into smaller, more manageable phases with fixed price and time frames. See "Item 1. Business--Risk Factors--Our Quarterly Financial Results Vary and May Be Adversely Affected Because of Our Project--Intensive Business and Certain Relatively Fixed Costs."

   In the mid-1990s, several conferences and market pronouncements increased worldwide awareness of the Year 2000 problem, which prevents existing applications from properly interpreting dates after 1999. We began providing Year 2000 compliance services in December 1996 through our workforce both in the U.S. and at the software development facility in Bangalore, India in response to the needs and demands of our customers. See "Item 1. Business--Risk Factors--Rapidly Diminishing for Year 2000 services," "--We Depend on Our Bangalore, India Facility and Doing Business in India is Risky" and "Item 1. Business--Industry Overview."

   Personnel and rent expenses represent a significant percentage of our operating expenses and are relatively fixed in advance of any particular quarter. In particular, due to hiring and employment practices and applicable law in India, it has been difficult to affect appropriate reductions of staff at our Bangalore, India facility in response to revenue shortfalls. Senior management seeks to manage our personnel utilization rates by carefully monitoring our needs and basing most personnel increases on specific project requirements. To the extent revenue does not increase at a rate commensurate with these additional expenses, our results of operations could be materially and adversely affected.

   During 1996, we entered into an agreement with Phoenix Home Life Mutual Insurance Company to organize Command International Software Pvt. in Bangalore, India, an offshore technology resource center. Initially, we and Phoenix maintained a 51% and 49% interest, respectively, in Command International Software Pvt.. On December 31, 1997, Phoenix, acting through a wholly-owned subsidiary, exchanged its 49% interest for shares of our Series B redeemable convertible preferred stock. Phoenix converted these shares of preferred stock into 659,250 shares of common stock upon consummation of the initial public offering. Accordingly, we currently own 100% of the Bangalore facility.

   As a result of the acquisition of the minority interest in the Bangalore facility, we recorded goodwill of approximately $6.8 million which will be amortized over a period of 15 years commencing January 1, 1998.

   We believe that as a result of the detonation of nuclear devices in India in May 1998, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions, the effects of which are unknown to management at this time. Although the U.S. government has decided to lift some sanctions, other sanctions remain. No assurance can be given that such actions will not have a material adverse effect on our business, financial condition or results of operations.

Income Tax Matters

   From our inception through August 23, 1997, we had elected to be taxed under the S Corporation provisions of the Internal Revenue Code of 1986, as amended. An S Corporation generally is not subject to income tax at the corporate level, with certain exceptions under state income tax laws. This election was terminated in conjunction with our formation as a Delaware holding corporation and the issuance of our Series A redeemable convertible preferred stock.

   In connection with the termination of our S Corporation status, we were required by the Internal Revenue Code to change our method of accounting for tax reporting purposes from the cash method to the accrual method. This change resulted in a one-time charge to earnings of $693,000, which was recorded in the three month period ended September 30, 1997. This was the result of differences of approximately $2.0 million in the tax treatment of some of our assets and liabilities under the cash and accrual methods of accounting and is reflected through an increase in current and deferred income tax liabilities.

   The offshore technology resource center in Bangalore, India is eligible for certain favorable tax treatment provided under India law including:

  . an exemption from payment of corporate income taxes for a period of five consecutive years in the first eight years of operation or,

  . an exemption from income taxes on the profits derived from sources outside India, known as an export exemption.

   The export exemption remains available after expiration of the tax holiday. As a result of the availability of these exemptions, we have not recorded deferred income taxes applicable to the undistributed earnings of the offshore technology resource center, which aggregated approximately $1,439,000 and $429,000, as of December 31, 1998 and 1997, respectively. We consider these earnings to be permanently invested in India and do not anticipate repatriating any of these earnings to the U.S. If any earnings of our subsidiary, Command International Software Pvt., are repatriated to the U.S. in the future, we will be required to record a provision for income taxes on such amounts and, upon repatriation of the funds, pay U.S. taxes thereon.

Results of Operations

   The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

                                                          Year Ended
                                                         December 31,
                                                       ---------------------
                                                       1998    1997    1996
                                                       -----   -----   -----
Revenue............................................... 100.0%  100.0%  100.0%
Cost of revenue.......................................  69.7    67.7    73.2
                                                       -----   -----   -----
Gross profit..........................................  30.3    32.3    26.8
Selling, general and administrative expense...........  33.8    29.0    30.3
Litigation expense....................................   5.1     --      --
                                                       -----   -----   -----
(Loss) income from operations.........................  (8.6)    3.3    (3.5)
Other income (expense), net...........................   2.7    (1.1)   (0.5)
                                                       -----   -----   -----
(Loss) income before income taxes and minority
 interest.............................................  (5.9)    2.2    (4.0)
Income tax benefit (provision)........................   0.9    (2.4)    --
                                                       -----   -----   -----
(Loss) before minority interest.......................  (5.0)   (0.2)   (4.0)
Minority interest.....................................   --     (1.8)    1.4
                                                       -----   -----   -----
Net loss..............................................  (5.0)   (2.0)   (2.6)
Preferred stock dividends and accretion...............  (0.7)   (0.3)    --
                                                       -----   -----   -----
Loss applicable to common stockholders................  (5.7)%  (2.3)%  (2.6)%
                                                       =====   =====   =====

 Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

   Revenue. Revenue for the year ended December 31, 1998 increased by 41.0% to $35,215,000 from $25,057,000 for the year ended December 31, 1997. This resulted primarily from an increase in revenue generated from Year 2000 compliance services. As compared to the year ended December 31, 1997, revenue from Year 2000 projects and other services for the year ended December 31, 1998 increased as a percentage of our revenue. However, revenue from Year 2000 projects and other services for the three months ended December 31, 1998 decreased as a percentage of our revenue as compared to the three month periods ended March 31, 1998 and June 30, 1998, and was slightly higher than the three months ended September 30, 1998. There can be no assurance that revenue from Year 2000 and other services will not continue to decrease as a percentage of our revenue for future periods. We have decided to de-emphasize our hardware solutions services due to the fact that they carry low margins and, therefore, hardware solutions may constitute a decreasing percentage of our revenue. As a result of diminishing demand for Year 2000 services and the impact of the recent decision of one of our significant customers to discontinue using outside staff augmentation services, we expect to experience a decline in our revenue in the first quarter of 1999. In addition, we completed one of our large Year 2000 contracts during the fourth quarter 1998.

   Gross Profit. Cost of revenue consists primarily of salaries and employee benefits for personnel as well as the cost of hardware and software purchased for resale to customers. Gross profit for the year ended December 31, 1998 increased by 32.2% to $10,687,000 from $8,084,000 for the year ended December 31, 1997. Gross profit as a percentage of revenue decreased to 30.3% for the year ended December 31, 1998 from 32.3% for the year ended December 31, 1997. This decrease resulted primarily from low rates of employee utilization in India, a less profitable mix of business and reduced margins for Year 2000, other project and staff augmentation business.

   Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for our U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense, net of amortization of goodwill, for the year ended December 31, 1998 increased by 82.9% to $13,269,000 from $7,255,000 for the year ended December 31, 1997, and included a one-time charge to operations of $1,800,000, relating to the proposed settlement of stockholder litigation and related costs. In addition, the increase was also attributable to additional sales and project management personnel, which were added in anticipation of growth in complete projects and solutions business which, did not materialize to the extent expected.

   Amortization of goodwill for the year ended December 31, 1998 was $456,000, relating to our purchase of the 49% minority interest in our Bangalore facility from PHL Global Holding Co. on December 31, 1997. We accounted for this transaction as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill that will be amortized over fifteen years.

   (Loss) Income From Operations. Operations for the year ended December 31, 1998 lost $3,039,000 compared to income of $829,000 for the year ended December 31, 1997. Loss from operations as a percentage of revenue was (8.6)% for the year ended December 31, 1998 as compared to income of 3.3% for the year ended December 31, 1997. Absent the recognition of the one-time settlement and litigation expenses, we would have reported at $1,239,000 loss from operation for the year ended December 31, 1998.

   Other Income (Expense), Net. Other income, net, was $954,000 for the year ended December 31, 1998 compared to other expense net of $277,000 for the year ended December 31, 1997. The other income was primarily attributable to interest earned from investments in commercial paper, cash equivalent instruments and marketable securities from the net proceeds of our initial public offering during the year ended December 31,

1998. Interest expense in 1997 was a result of bank borrowings required to provide us with working capital and accrued interest expense associated with subordinated notes issued to Phoenix Home Life Mutual Insurance Company. In addition, during 1998, we recognized an $87,000 foreign currency exchange gain in connection with our U.S. Dollar-denominated cash and receivable balances of the offshore technology resource center in Bangalore, India.

   Income Tax (Provision) Benefit. The income tax benefit for the year ended December 31, 1998 was $318,000, as a result of the utilization of deferred tax credits. We compute our income tax provision on a quarterly basis and provide for deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities. A valuation allowance is provided when necessary to reduce the deferred tax asset to the amount expected to be realized.

   From our inception through August 23, 1997, we had elected to be taxed under the S Corporation provisions of the Internal Revenue Code of 1986, as amended. An S Corporation generally is not subject to income tax at the corporate level with certain exceptions under state income tax laws. This election was terminated in conjunction with our formation as a Delaware holding corporation and the issuance of our Series A redeemable convertible preferred stock.

   In connection with the termination of our S Corporation status, we were required by the Internal Revenue code to change our method of accounting for tax reporting purposes from the cash method to the accrual method. This change resulted in a one-time charge to earnings in the year ended December 31, 1997 of $693,000 resulting from differences of approximately $2.0 million in the tax treatment of certain of our assets and liabilities under the cash and accrual methods of accounting and is reflected through an increase in current and deferred income tax liabilities.

   Preferred Stock Dividends and Accretions. Preferred stock dividends and accretion was $260,000 in 1998 and $80,000 in 1997.

   (Loss) Income Applicable to Common Stockholders. As a result of the foregoing, loss applicable to common stockholders was $2,027,000 for the year ended December 31, 1998 as compared to net income of $56,000 on a pro-forma basis for the year ended December 31, 1997. Therefore, basic and diluted loss per share were $0.29 for the year ended December 31, 1998 as compared to pro-forma earnings of $0.01 for the year ended December 31, 1997. Pro-forma earnings give rise to the effect of the change in corporate tax status. Absent the recognition of the one-time settlement and litigation expense, the net loss for the year ended December 31, 1998 would have been $91,000 or $0.01 per share. The weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share increased over the comparable period as a result of shares issued in conjunction with our March 12, 1998 initial public offering.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Revenue. Revenue during the year ended December 31, 1997 increased by 46.8% to $25,057,000 from $17,069,000 during the year ended December 31, 1996. This increase resulted primarily from an increase in demand for our traditional information technology consulting services and the introduction of Year 2000 solutions services in December 1996.

   Gross Profit. Gross profit during the year ended December 31, 1997 increased by 76.7% to $8,084,000 from $4,575,000 during the year ended December 31, 1996. Gross profit as a percentage of revenue increased to 32.3% during the year ended December 31, 1997 from 26.8% during the year ended December 31, 1996. This increase resulted primarily from the introduction of our Year 2000 solution services which were performed primarily from our offshore technology resource center in Bangalore, India and which carried higher margins than our information technology services performed in the United States.

   Selling , General and Administrative Expense. Selling, general and administrative expense during the year ended December 31, 1997 increased by 40.3% to $7,255,000 from $5,172,000 during the year ended

December 31, 1996. Selling, general and administrative expense as a percentage of revenue decreased to 29.0% during the year ended December 31, 1997 from 30.3% during the year ended December 31, 1996. The decrease resulted primarily from increased revenue from our offshore facilities.

   Income (Loss) from Operations. Income from operations during the year ended December 31, 1997 was $829,000 compared to a loss of ($597,000) during the year ended December 31, 1996. Income from operations as a percentage of revenue was 3.3% during the year ended December 31, 1997 as compared to a loss of (3.5)% during the year ended December 31, 1996,.

   Other Income (Expense), net. Other expense during the year ended December 31, 1997 increased to $277,000 from $75,000 during the year ended December 31, 1996. The increase resulted primarily from an increase in our borrowing to support the expansion of our offshore technology resource center.

   Income Tax (Provision) Benefit. Income tax provision during the year ended December 31, 1997 increased to $(598,000) from a benefit of $8,000 during the year ended December 31, 1996. This increase was a result of our change from S Corporation status to C Corporation status. Pursuant to this change, we incurred a one-time charge in the amount of $693,000 because of the related requirement to change from the cash method of accounting to the accrual method of accounting.

   Minority Interest in Net (Income) Loss. Minority interest in net (income) loss was ($451,000) during the year ended December 31, 1997 as compared to income of $245,000 during the year ended December 31, 1996.

   Preferred stock dividends and accretion. Preferred stock dividends and accretion for the year ended December 31, 1997 were $80,000.

Quarterly Results of Operations

   The table below set forth certain quarterly operating information for each of the eight quarters ending December 31, 1998 both in Dollars and as percentage of revenue. This information was derived from our audited consolidated financial statements, which in the opinion of management:

  . were prepared on the same basis as our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K.

  . includes all adjustments, consisting of normal recurring accruals, which management consider necessary for fair presentation of the information for the periods presented.

   The financial data given below should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. Results for any fiscal quarter are not necessarily indicative of the results for the full year or any future quarter.

                          Dec. 31,   Sept. 30,  June 30, Mar. 31  Dec. 31, Sept. 30,  June 30,  Mar. 31
                            1998       1998       1998    1998      1997     1997       1997     1997
                          --------   ---------  -------- -------  -------- ---------  --------  -------
                                                      (in thousands)
Results of Operations:
Revenue.................  $ 9,663     $8,921     $8,697  $7,934    $7,316   $6,861     $5,736   $5,144
Cost of revenue.........    7,138      6,331      5,949   5,110     4,760    4,380      3,987    3,846
                          -------     ------     ------  ------    ------   ------     ------   ------
Gross profit............    2,525      2,590      2,748   2,824     2,556    2,481      1,749    1,298
Selling, general and
 administrative
 expense................    3,240      3,163      3,251   2,272     1,971    2,079      1,731    1,474
Litigation expense......    1,800        --         --      --        --       --         --       --
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income from
 operations.............   (2,515)      (573)      (503)    552       585      402         18     (176)
Other income (expense),
 net....................      254        319        375       6       (36)     (73)      (130)     (38)
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income before
 income taxes and
 minority interest......   (2,261)      (254)      (128)    558       549      329       (112)    (214)
Income tax benefit
 (provision)............      203         66        153    (104)       74    (672)        --       --
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income before
 minority interest......   (2,057)      (188)        25     454       623     (343)      (112)    (214)
Minority interest.......      --                    --      --       (267)    (160)        33      (57)
                          -------     ------     ------  ------    ------   ------     ------   ------
Net (loss) income.......   (2,057)      (188)        25     454       356     (503)       (79)    (271)
Preferred stock
 dividends and
 accretion..............                 --         --     (260)      (57)     (23)       --       --
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income applicable
 to common
 stockholders...........  $(2,057)    $ (188)    $   25  $  194    $  299   $ (526)    $  (79)  $ (271)
                          =======     ======     ======  ======    ======   ======     ======   ======
As a Percentage of Total
Revenue:
Revenue.................    100.0%     100.0%     100.0%  100.0%    100.0%   100.0%     100.0%   100.0%
Cost of revenue.........     73.9       71.0       68.4    64.4      65.1     63.8       69.5     74.8
                          -------     ------     ------  ------    ------   ------     ------   ------
Gross profit............     26.1       29.0       31.6    35.6      34.9     36.2       30.5     25.2
Selling, general and
 administrative
 expense................     33.5       35.4       37.4    28.6      26.9     30.3       30.2     28.6
Litigation expense......     18.6        --         --      --        --       --         --       --
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income from
 operations.............    (26.0)      (6.4)      (5.8)    7.0       8.0      5.9        0.3     (3.4)
Other income (expense),
 net....................      2.6        3.6        4.3     0.1      (0.5)    (1.1)      (2.3)    (0.7)
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income before
 income taxes and
 minority interest......    (23.4)      (2.8)      (1.5)    7.1       7.5      4.8       (2.0)    (4.1)
Income tax benefit
 (provision)............      2.1        0.7        1.8    (1.3)      1.0     (9.7)       --       --
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income before
 minority interest......    (21.3)      (2.1)       0.3     5.8       8.5     (5.0)      (2.0)    (4.1)
Minority interest.......      --         --         --      --       (3.6)    (2.3)       0.6     (1.1)
                          -------     ------     ------  ------    ------   ------     ------   ------
Net (loss) income.......    (21.3)      (2.1)       0.3     5.8       4.9     (7.3)      (1.4)    (5.2)
Preferred stock
 dividends and
 accretion..............      --         --         --     (3.3)     (0.8)    (0.3)       --       --
                          -------     ------     ------  ------    ------   ------     ------   ------
(Loss) income applicable
 to common
 stockholders...........    (21.3%)     (2.1%)      0.3%    2.5%      4.1%    (7.6%)     (1.4%)   (5.2%)
                          =======     ======     ======  ======    ======   ======     ======   ======

   Our operations and related revenue and operating results historically have varied substantially from quarter to quarter and we expect these variations to continue. These fluctuations in our operating results occur to a large degree because we obtain a large portion of our revenue from large projects and because certain of our costs are relatively fixed.

   Factors causing these variations include:

  .  number, timing and scope of our projects,

  .  contractual terms of our projects,

  .  delays incurred in performing our projects,

  . difficulty in accurately estimating resources and time frames for completing our projects,

  .  patterns of capital spending by customers,

  .  information technology outsourcing trends,

  .  pricing changes in response to various competitive factors,

  .  new service introductions by our competitors,

  .  level of market acceptance of our service and product offerings,

  .  our ability to staff our assignments with qualified personnel and

  .  general economic conditions.

   A high percentage of selling, general and administrative expenses, particularly salary, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of our projects during a particular quarter may cause a significant variations in the operating results in that quarter. The following situations could require us to continue to pay for underutilized personnel and, therefore, materially and adversely affect our financial condition and results of operations:

  .  A major project may be terminated unexpectedly.

  . A customer may decide not to pursue a new project or proceed to a succeeding stage of a current project.

  . We may complete several major customer projects during a previous quarter.

   Specifically, hiring and employment practices and applicable law in India make it difficult for us to effect reductions in staffing at our Bangalore, India facility. The results of operations in the second, third and fourth quarter were adversely affected primarily due to costs associated with our increase in a sales and project management personnel which were not accompanied by expected growth in complete projects and solution business. In addition, we experienced:

  . A lower than expected gross margin reflecting lower rates of employee utilization in the Bangalore, India facility,

  .  A less profitable mix of business and

  .  Reduced margins from Year 2000 and other project business.

   Demand for our services generally is lower during the fourth quarter due to reduced activities during the holiday season and fewer working days for those customers which, curtail operations during such period. We expect such seasonal variations to continue. See "Item 1. Business Risk Factors--Our Quarterly Financial Results Vary and May Be Adversely Affected Because of Our Project-Intensive Business and Relatively Fixed Costs."

Liquidity and Capital Resources

   We have financed our operations and capital expenditures primarily with:

  .  internally generated cash flows,

  .  borrowings under our line of credit facilities,

  . proceeds from the issuance of subordinated notes to the Phoenix Home Life Mutual Insurance Company and

  . proceeds from the issuance of common stock in our initial public offering.

   Our operating activities used $1,635,000 for the year ended December 31, 1998 compared to $290,000 for the year December 31, 1997. The use of cash was primarily due to the operating loss we recorded.

   We used cash of $1,174,000 for capital expenditures during the year ended December 31, 1998 primarily to support planned sales growth in the Farmington facility. We spent $1,498,000 during the year ended December 31, 1997, which was primarily related to the offshore technology resource center.

   Our financing activities provided $ 21,527,000 for the year ended December 31, 1998 and $1,180,000 for the same period in 1997. In March 1998, we issued and sold 2,200,000 shares of $0.01 par value common stock for $12.00 per share in our initial public offering. Of the 2,200,000 shares we sold 100,000 shares were not registered. In addition, 245,000 shares sold by selling stockholders in the public offering in March 1998 were not covered by a registration statement. We filed a registration statement covering the 345,000 unregistered shares. This registration statement was declared effective by the Securities and Exchange Commission on February 5, 1999. Persons who purchased unregistered shares in our initial public offering have rescission rights under the Securities Act of 1933. If the purchaser has not sold the shares, the right to rescind means he or she can sue to exchange the unregistered shares for an amount equal to what he or she paid for the shares, plus interest. If the purchaser no longer owns the unregistered shares, and sold them at a loss, he or she may sue for damages. The maximum rescission liability for the 100,000 unregistered shares which we sold would be $1,200,000 (100,000 shares at $12 per share) plus interest. We have not recognized a liability based on the rescission of the 100,000 unregistered shares since, as noted above, only someone who is still holding the same share he or she bought in the initial public offering has a right of rescission. Since the large trading volume subsequent to our initial public offering suggests a substantial turnover in share ownership and for each individual purchaser, we are unable to identify which shares were registered and which were not, we believe it is not probable that we will be required to effect an actual rescission, instead of paying rescissionary damages

   We and certain stockholders who sold shares in the initial public offering have entered into an indemnification agreement with our former counsel in the initial public offering, which would hold Command and those stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of the indemnification agreement, and in light of assurances we have received concerning the professional indemnity insurance maintained by such counsel, we do not believe that any claims relating to the foregoing will have a material adverse effect on our financial condition. We are also being sued by stockholders in connection with the initial public offering. The stockholders suing us in their consolidated lawsuit seek rescission of the sales of all the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. If the lawsuit is concluded in favor of the stockholders suing us, our business, financial condition and results of operations may be materially and adversely affected. We and the other defendants have entered into a memorandum of understanding to settle the dispute with the stockholders suing us, but a memorandum of understanding is not a definitive settlement agreement. A definitive settlement agreement resulting from the memorandum will also require court approval. We cannot be certain that a definitive settlement agreement will be reached, or that, if it is reached, that the court will approve it. See "--Item 3. Legal Proceedings."

   From the sale of the 2,200,000 shares in the initial public offering, the Company received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,341,000. Simultaneously with the initial public offering, all the holders of Series A and B redeemable convertible preferred stock exchanged their 200 shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. We paid preferred stock dividends of $298,000 from the proceeds.

   For the year ended December 31, 1997, cash was generated under our bank credit facilities, and the issuance of subordinated notes to the Phoenix Home Life Mutual Insurance Company.

   As of December 31, 1998, we had $16,170,000 in cash and cash equalivants and $21,172,000 of working capital. In October 1998, we entered into a new revolving line of credit which limits borrowings to $4.0 million, for our U.S. operations. As of December 31, 1998 no amounts were outstanding under such credit facility. Borrowings under this bank line of credit are secured by substantially all of our tangible and intangible personal property and are utilized primarily to fund our working capital requirements. We are required to maintain a minimum of the following: total net worth of five times credit facility, debt service coverage ratio of 3:1; interest coverage of 3:1; and a current ratio of 2:1. In June 1998, Command International Software Pvt., our wholly owned Indian subsidiary, entered into a funded and non funded credit facility. The funded facility provides for borrowings up to 90% of our export receivables subject to a maximum of Rs. 7.5 MM (approximately $175,000) based upon monthly export credit billing and an overdraft facility of Rs. 0.5 MM (approximately $12,000). The export billing facility is at a base FEDAI rate of 9%; the overdraft facility is at an interest rate of 17.85%. The non funded facility provides for a letter of credit line in the amount of Rs. .3 MM and a guarantee letter of credit line in the amount of Rs. .3MM (approximately $7,000). Corresponding deposits equal to 15%-25% are required for utilized facilities. The letter of credit facility is 1.8% per annum, the guarantee letter of credit facility charge is at a commission rate of 1%. These credit facilities are secured primarily by accounts receivable and a lien on the fixed assets of the Command International Software Pvt.. As of December 31, 1998 there was no outstanding amounts under these facilities.

   In the past, we have been in default of our covenants and have had to obtain waivers. While we do not anticipate utilizing this credit facility in the near future, if we do borrow under the line, we may be required to seek additional amendments or waivers. Although we anticipate that we would be able to obtain such amendments or waivers, there can be no assurance that we would be able to do so.

   We believe that the net proceeds from the initial public offering, together with other available funds, and the cash flow expected to be generated from operations, will be adequate to satisfy our current and planned operations over the next 12 months.

 Legal Proceedings

   See "Item 3. Legal Proceedings."

 Inflation

   Our most significant costs are the salaries and related benefits for our consultants and other professionals. Competition in India and the U.S. for information technology professionals with the advanced technological skills necessary to perform our service offerings have caused wages to increase at a rate greater than the general rate of inflation. As with other information technology service providers, we must adequately anticipate wage increases. Further, India has in the past experienced significant inflation. Historically, our wage costs in India have been significantly lower than our wage costs in the U.S. for comparably skilled employees, although wage costs in India are presently increasing at a faster rate than in the U.S. We may not be able to recover cost increases through increases in the prices that we charge for our services in the U.S.

 Impact of the Year 2000 Issue

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

   We have completed an assessment of our information systems to determine the extent to which our existing systems correctly define the Year 2000. Those systems found not to be compliant have been upgraded by the vendors of those systems except for certain purchased software packages which are expected to be upgraded and brought into compliance by their vendors before the Year 2000. The majority of the upgrades were implemented via standard maintenance contracts, without costs. As of this date, a nominal amount has been expended. The remaining upgrades are expected to be implemented for minimal cost. Based on such review we do not currently believe that we have material exposure to the Year 2000 problem with respect to our own information systems. With respect to be information systems of third parties who are our major vendors, we will be seeking to obtain Year 2000 compliance certifications for those systems that relate to our business. These third parties may include major hardware and software vendors, as well as financial services providers. Most of our major vendors have made public statements indicating that they intend to cause their products and services to be Year 2000 compliant on a timely basis. Based on the foregoing, we have not to date developed contingency plans for the failure by our major vendors to provide Year 2000 compliant products and services. The Year 2000 problem could affect the information systems of our major vendors as they relate to our business. Although we believe that the information systems of our major vendors as they relate to our business are Year 2000 compliant, we cannot be sure that the advent of the Year 2000 will not affect our major vendors' information systems. If a major vendor's information system fails or malfunctions significantly due to the Year 2000 problem it could materially and adversely affect us.

 Recent Accounting Pronouncements

   In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The primary difference between our net income and our comprehensive income is due to foreign currency translation adjustments. We are showing comprehensive income in our consolidated statement of comprehensive loss.

   In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of a company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of our operations or financial position or the segments we reported in 1998. (See note 12 of the notes to our consolidated financial statements appearing elsewhere in this report.)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Foreign Currency Risk

   Approximately, 10% of our sales consists of work performed by employees at our Bangalore, India facility. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we employ our workforce. Our currency exposure is concentrated in the Indian Rupee.

   We do not hedge overseas sales demoniated in foreign currencies or translation exposures. We do not enter into financial instruments for speculation or trading purposes. See "Item 1. Risk Factors--We Do Business in International Markets Which Exposes Us to Currency Fluctuations and Other Problems Administering Foreign Operations."

   We utilize bank loans and other debt instruments throughout our operations. To mitigate foreign currency risk, such debt is usually denominated in the underlying local currency.

 Interest Rate Risk

   Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, charges in these interest rates primarily affect the interest we earn on cash and cash equivalents and short term investments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information concerning this Item, see "Item 14. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K."

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

   The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" in our proxy statement to be filed in connection with our annual meeting of stockholders.

Item 11. EXECUTIVE COMPENSATION.

   The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers and Directors" contained in our proxy statement to be filed in connection with our annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the information under the caption "Beneficial Ownership of Common Stock" contained in our proxy statement to be filed in connection with our annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" in our proxy statement to be filed in connection with our annual meeting of stockholders.

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                The response to this portion of Item 14. is submitted as a
 (a)  (1)&(2)   separate section of this report.
 (b)            Reports on Form 8-K:
                None
 (c)            Exhibits
     *1.1       Form of Underwriting Agreement.
                Amended and Restated Certificate of Incorporation of the
     *3.1       Registrant
     *3.2       Certificate of Amendment to Registrant's Amended and Restated
                Certificate of Incorporation filed on February 5, 1998.
     *3.3       By-Laws of the Registrant.
     *4.1       Specimen Certificate for shares of the Company's Common Stock.
     *10.1      1997 Employee, Director and Consultant Stock Plan.
     *10.2      Registration Rights Agreement dated August 26, 1997 between
                Registrant and Phoenix Home Life Mutual Insurance Company.
     *10.3      Registration Rights Agreement dated December 31, 1997 between
                Registrant and PHL Global Holding Co.

     *10.4    Co-Sale Agreement dated August 26, 1997 between Registrant,
              Edward G. Caputo and Phoenix Home Life Mutual Insurance Company.
     *10.5    Amendment No. 1, dated December 31, 1997 to Co-Sale Agreement between Registrant, Edward G. Caputo and Phoenix Home Life
              Mutual Insurance Company.
     *10.6    Co-Sale Agreement dated December 31, 1997 between Registrant,
              Edward G. Caputo and PHL Global Holding Co.
              Employment Contract dated January 1, 1998 between Registrant and
     *10.7    Edward G. Caputo.
              Assumption Agreement dated December 1997 by and between
     *10.8    Registrant and People's Bank.
              Loan Agreement by and between Command International Software
     *10.9    Pvt. and Deutsche Bank.
              Employment Agreement dated January 1, 1998 between Registrant
      *10.10  and Stephen L. Willcox.
     **10.11  Indemnification Agreement, by and among Mintz, Levin, Cohn,
              Ferris, Glovsky and Popeo, P.C. and Registrant, Phoenix Home
              Life Mutual Insurance Company, PHL Global Holding Co. and Edward
              G. Caputo.
      *10.12  Employment Agreement, dated as of December 1, 1997 by and between Registrant and Glenn M. King.
      *10.13  Loan/and Security Agreement dated October 29, 1998 by and between Registrant and People's Bank.
      *10.14  Memorandum of Understanding dated December 7, 1998, by and among
              Registrant, Edward G.Caputo, Robert B. Dixon, John J.C. Herndon,
              James M. Oates, Joseph D. Sargent, Stephen L. Willcox and a
              certain class of plaintiffs.
      *21.1   Subsidiaries of the Company.
       27.1   Financial Data Schedule.

--------
 * Incorporated by reference from registration statement on Form S-1, Registration No. 33-53877
** Incorporated by reference from the Registrant's Quarterly Report on Form 10-
   Q/A for the three months ended March 31, 1998
(d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this report.

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 -------                              -----------
   *1.1   Form of Underwriting Agreement.
   *3.1   Amended and Restated Certificate of Incorporation of the Registrant
   *3.2   Certificate of Amendment to Registrant's Amended and Restated
          Certificate of Incorporation filed on February 5, 1998.
   *3.3   By-Laws of the Registrant.
   *4.1   Specimen Certificate for shares of the Company's Common Stock.
  *10.1   1997 Employee, Director and Consultant Stock Plan.
  *10.2   Registration Rights Agreement dated August 26, 1997 between
          Registrant and Phoenix Home Life Mutual Insurance Company.
  *10.3   Registration Rights Agreement dated December 31, 1997 between
          Registrant and PHL Global Holding Co.
  *10.4   Co-Sale Agreement dated August 26, 1997 between Registrant, Edward
          G. Caputo and Phoenix Home Life Mutual Insurance Company.
  *10.5   Amendment No. 1, dated December 31, 1997 to Co-Sale Agreement between Registrant, Edward G. Caputo and Phoenix Home Life Mutual
          Insurance Company.
  *10.6   Co-Sale Agreement dated December 31, 1997 between Registrant, Edward
          G. Caputo and PHL Global Holding Co.
  *10.7   Employment Contract dated January 1, 1998 between Registrant and
          Edward G. Caputo.
  *10.8   Assumption Agreement dated December 1997 by and between Registrant and People's Bank.
  *10.9   Loan Agreement by and between Command International Software Pvt.
          and Deutsche Bank.
  *10.10  Employment Agreement dated January 1, 1998 between Registrant and
          Stephen L. Willcox.
 **10.11  Indemnification Agreement, by and among Mintz, Levin, Cohn, Ferris,
          Glovsky and Popeo, P.C. and Registrant, Phoenix Home Life Mutual
          Insurance Company, PHL Global Holding Co. and Edward G. Caputo.
  *10.12  Employment Agreement, dated as of December 1, 1997 by and between
          Registrant and Glenn M. King.
  *10.13  Loan/and Security Agreement dated October 29, 1998 by and between
          Registrant and People's Bank.
  *10.14  Memorandum of Understanding dated December 7, 1998, by and among
          Registrant, Edward G. Caputo, Robert B. Dixon, John J.C. Herndon,
          James M. Oates, Joseph D. Sargent, Stephen L. Willcox and a certain class of plaintiffs.
  *21.1   Subsidiaries of the Company.
   27.1   Financial Data Schedule.

--------
 * Incorporated by reference from Registration Statement on Form S-1, Registration No. 333-53877.
** Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q/A for the three months ended March 31, 1998

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of Hartford, State of Connecticut, on March 31, 1999.

                                          COMMAND SYSTEMS, INC.

                                          By:  /s/ Edward G. Caputo
                                            -----------------------------------
                                                    Edward G. Caputo
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of the Securities Act of 1933, this Registration Statement and Post-Effective Amendment to Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


        /s/ Edward G. Caputo         President, Chief Executive      March 31, 1999
____________________________________ Officer and Chairman of the
          Edward G. Caputo           Board (Principal Executive
                                     Officer)


       /s/ Stephen L. Wilcox         Executive Vice President,       March 31, 1999
____________________________________ Chief Operating Officer,
         Stephen L. Willcox          Acting Chief Financial
                                     Officer, Secretary and
                                     Director (Principal
                                     Financial Officer)
        /s/ Robert B. Dixon          Vice President of Finance       March 31, 1999
____________________________________ and Treasurer (Principal
          Robert B. Dixon            Accounting Officer)

       /s/ John J. C. Herndon        Director                        March 31, 1999
____________________________________
         John J. C. Herndon

         /s/ James M. Oates          Director                        March 31, 1999
____________________________________
           James M. Oates

       /s/ Joseph D. Sargent         Director
 ___________________________________
          Joseph D. Sargent                                          March 31, 1999

                           Annual Report on Form 10-K

                          Item 8--Financial Statements

              Item 14(a) (1) and (2)--List of Financial Statements
                        and Financial Statement Schedule

                    Item 14(d)--Financial Statement Schedule

                          Year Ended December 31, 1998

                             Command Systems, Inc.

                            Farmington, Connecticut

                             COMMAND SYSTEMS, INC.

   List of Financial Statements and Financial Statement Schedule

   The report of Ernst & Young LLP, independent auditors, dated February 16, 1999, and the following consolidated financial statements of Command Systems, Inc. are included in Item 8:

  Consolidated Balance Sheets--December 31, 1998 and 1997

  Consolidated Statements of Operations--Years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Comprehensive Loss--Years ended December 31,
     1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity (Deficit)--Years ended
     December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements--December 31, 1998

   The following consolidated financial statement schedule of Command Systems, Inc. is included in Item 14(d):

  Schedule II--Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Command Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Command Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Command Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Hartford, Connecticut
February 16, 1999

/s/ Ernst & Young LLP

                             COMMAND SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
Assets
Current assets:
 Cash and cash equivalents........................... $16,169,749  $   391,687
 Marketable securities...............................   2,824,417          --
 Accounts receivable, net of allowance for doubtful
  accounts of $341,942 and $259,893 in 1998 and
  1997...............................................   6,433,864    4,203,241
 Prepaid expenses and other assets...................     571,285      406,974
 Income taxes recoverable............................     364,892          --
                                                      -----------  -----------
   Total current assets..............................  26,364,207    5,001,902
Equipment and improvements:
 Furniture and equipment.............................   2,857,215    2,007,254
 Leasehold improvements..............................     995,030      852,476
                                                      -----------  -----------
                                                        3,852,245    2,859,730
 Less accumulated depreciation and amortization......  (1,569,489)    (825,562)
                                                      -----------  -----------
Net equipment and improvements.......................   2,282,756    2,034,168
Other assets:
 Goodwill, net of accumulated amortization of
  $456,356 and $0 in 1998 and 1997...................   6,388,982    6,845,338
 Deposits............................................     459,705      428,005
 Other non-current assets............................     152,041      115,674
                                                      -----------  -----------
                                                      $35,647,691  $14,425,087
                                                      ===========  ===========
                                                            December 31
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable and accrued expenses............... $ 2,505,343  $ 2,218,540
 Accrued stockholder litigation and related
  expenses...........................................   1,800,000          --
 Line of credit......................................         --       857,535
 Bank loan...........................................         --       556,952
 Accrued payroll and related costs...................     754,292      610,933
 Deferred revenue....................................     132,710      219,544
 Income taxes payable................................         --        78,535
                                                      -----------  -----------
   Total current liabilities.........................   5,192,345    4,542,039
Deferred income taxes................................         --       381,987
                                                      -----------  -----------
Total liabilities....................................   5,192,345    4,924,026
Preferred stock, 5,000,000 shares authorized, $0.01
 par value:
 Series A redeemable convertible preferred stock,
  100 shares authorized,
  issued and outstanding.............................         --     2,223,475
 Series B redeemable convertible preferred stock,
  100 shares authorized,
  issued and outstanding.............................         --     8,000,000
 Stockholders' equity (deficit):
 Common stock, 25,000,000 shares authorized, $0.01
  par value; 7,656,750 and 4,275,000 shares issued
  and outstanding in 1998 and 1997...................      34,818        1,000
 Additional paid in capital..........................  33,400,480          --
 Accumulated deficit.................................  (2,664,069)    (636,509)
 Accumulated other comprehensive loss................    (315,883)     (86,905)
                                                      -----------  -----------
   Total stockholders' equity (deficit)..............  30,455,346     (722,414)
                                                      -----------  -----------
   Total liabilities and stockholders' equity
    (deficit)........................................ $35,647,691  $14,425,087
                                                      ===========  ===========

                            See accompanying notes.

                             COMMAND SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year ended December 31
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
Revenue.................................  $35,214,586  $25,057,039  $17,069,417
Cost of revenue.........................   24,527,627   16,972,812   12,494,448
                                          -----------  -----------  -----------
Gross profit............................   10,686,959    8,084,227    4,574,969
Selling, general and administrative
 expense................................   11,925,572    7,254,992    5,171,912
Stockholder litigation and related
 expenses...............................    1,800,000          --           --
                                          -----------  -----------  -----------
Operating (loss) income.................   (3,038,613)     829,235     (596,943)
Other income (expense):
  Other income..........................       86,975          --        42,786
  Interest income.......................      907,328       32,911       14,138
  Interest expense......................      (40,536)    (309,657)    (132,482)
                                          -----------  -----------  -----------
                                              953,767     (276,746)     (75,558)
                                          -----------  -----------  -----------
(Loss) income before income taxes and
 minority
 interest...............................   (2,084,846)     552,489     (672,501)
Income tax benefit (provision)..........      317,589     (597,751)       8,056
                                          -----------  -----------  -----------
                                           (1,767,257)     (45,262)    (664,445)
Minority interest.......................          --      (451,431)     241,439
Net loss................................   (1,767,257)    (496,693)    (423,006)
Preferred stock dividends and
 accretion..............................     (260,303)     (80,351)         --
                                          -----------  -----------  -----------
Loss applicable to common stockholders..  $(2,027,560) $  (577,044) $  (423,006)
                                          ===========
Basic and diluted loss per share
 applicable to common stockholders......  $     (0.29)
                                          ===========
Pro forma results of operations:
  Adjustments to U.S. federal income tax
   provision assuming C corporation
   status...............................               $   633,000  $       --
                                                       -----------  -----------
  Net income (loss), as adjusted........                   136,307     (423,006)
  Preferred stock dividends and
   accretion............................                   (80,351)         --
                                                       -----------  -----------
  Income (loss) applicable to common
   stockholders.........................               $    55,956  $  (423,006)
                                                       ===========  ===========
Pro forma earnings (loss) per common
 share:
  Basic earnings (loss) per share
   applicable to common stockholders....               $      0.01  $     (0.10)
                                                       ===========  ===========
  Diluted earnings (loss) per share
   applicable to common stockholders....               $      0.01  $     (0.10)
                                                       ===========  ===========

                            See accompanying notes.

                             COMMAND SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                               Year ended December 31
                                         ------------------------------------
                                             1998         1997        1996
                                         ------------  ----------  ----------
Net loss................................ $ (1,767,257) $ (496,693) $ (423,006)
Foreign currency translation
 adjustment.............................     (228,978)    (86,905)        --
                                         ------------  ----------  ----------
Comprehensive loss...................... $ (1,996,235) $ (583,598) $ (423,006)
                                         ============  ==========  ==========



                            See accompanying notes.

                             COMMAND SYSTEMS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Accumulated
                            Common Stock     Additional    Retained        Other
                         ------------------   Paid in      Earnings    Comprehensive
                          Shares    Amount    Capital     (Deficit)        Loss         Total
                         --------- -------- ------------ ------------  ------------- ------------
Balance at December 31,
 1995................... 4,725,000 $  1,000 $        --  $    363,541   $      --    $    364,541
 Net loss...............       --       --           --      (423,006)         --        (423,006)
                         --------- -------- ------------ ------------   ----------   ------------
Balance at December 31,
 1996................... 4,275,000    1,000          --       (59,465)         --         (58,465)
 Net loss...............       --       --           --      (496,693)         --        (496,693)
 Preferred stock
  dividends and
  accretion.............       --       --           --       (80,351)         --         (80,351)
 Foreign currency
  translation
  adjustment............       --       --           --           --       (86,905)       (86,905)
                         --------- -------- ------------ ------------   ----------   ------------
Balance at December 31,
 1997................... 4,275,000    1,000          --      (636,509)     (86,905)      (722,414)
 Net loss...............       --       --           --    (1,767,257)         --      (1,767,257)
 Issuance of common
  stock, net             2,200,000   22,000   23,188,822          --           --      23,210,822
 Conversion of preferred
  stock................. 1,181,750   11,818   10,211,658          --           --      10,223,476
 Preferred stock
  dividends and
  accretion.............       --       --           --      (260,303)         --        (260,303)
 Foreign currency
  translation
  adjustment............       --       --           --           --      (228,978)      (228,978)
                         --------- -------- ------------ ------------   ----------   ------------
Balance at December 31,
 1998................... 7,656,750 $ 34,818 $ 33,400,480 $ (2,644,069)  $ (315,883)  $ 30,455,346
                         ========= ======== ============ ============   ==========   ============




                            See accompanying notes.

                             COMMAND SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31
                                          ------------------------------------
                                              1998         1997        1996
                                          ------------  ----------  ----------
Cash flows from operating activities
Net loss................................  $ (1,767,257) $ (496,693) $ (423,006)
Adjustments to reconcile net loss to net
 cash (used) provided by operating
 activities:
  Depreciation and amortization.........     1,277,727     428,777     136,796
  Bad debt expense......................        82,049     235,395      24,500
  Deferred income taxes.................      (694,838)    257,868     (15,948)
  Minority interest.....................           --      451,431    (241,439)
  Accrued interest capitalized..........           --      132,674      38,370
  Other.................................           --          --        4,773
  Changes in operating assets and
   liabilities:
    Accounts receivable.................    (2,312,672) (2,063,572)   (637,497)
    Prepaid expenses and other assets...      (158,312)     61,166    (386,286)
    Deposits and other noncurrent
     assets.............................      (131,163)    (34,639)   (489,258)
    Accounts payable and accrued
     expenses...........................     2,090,583     937,482     691,485
    Accrued payroll and related costs...       143,359     234,628      74,760
    Deferred revenue....................       (86,834)     69,110     150,434
    Income taxes payable................       (78,137)     76,835
                                          ------------  ----------  ----------
Net cash (used in) provided by operating
 activities.............................    (1,635,495)    290,462  (1,072,316)
Cash flows from investing activities
Purchases of equipment and
 improvements...........................    (1,174,339) (1,497,783)   (954,602)
Sales of available-for-sale securities..    10,950,000
Purchases of available-for-sale
 securities.............................   (13,774,417)        --          --
                                          ------------  ----------  ----------
Net cash used in investing activities...    (3,998,755) (1,497,783)   (954,602)

                             COMMAND SYSTEMS, INC.

                                                 Year ended December 31
                                            -----------------------------------
                                               1998         1997        1996
                                            -----------  ----------  ----------
Cash flows from financing activities
(Payments) borrowings under revolving line
 of credit agreement......................  $  (857,535) $ (521,355) $  503,390
Proceeds from bank loan...................          --      806,952         --
Principal payments of bank loan...........     (528,425)   (250,000)        --
Minority investment in affiliate..........          --      391,098     637,000
Proceeds from notes payable...............          --      869,630   1,107,093
Payment of loan payable to officer........          --      (73,224)        --
Preferred stock issuance costs............          --      (43,013)        --
Payment of preferred stock dividend.......     (297,641)        --          --
Issuance of common stock..................   24,552,000         --          --
Cost of issuance of common stock..........   (1,341,178)        --          --
                                            -----------  ----------  ----------
Net cash provided by financing
 activities...............................   21,527,221   1,180,088   2,247,483
Effect of exchange rate changes on cash...     (114,909)    (24,585)        --
                                            -----------  ----------  ----------
Increase (decrease) in cash...............   15,778,062     (51,818)    220,565
Cash, beginning of year...................      391,687     443,505     222,940
                                            -----------  ----------  ----------
Cash, end of year.........................  $16,169,749  $  391,687  $  443,505
                                            ===========  ==========  ==========
Cash paid for
Interest..................................  $    40,421  $  193,202  $  104,482
Income taxes..............................      460,017     271,130       3,581
Non-cash financing activities
Preferred stock exchanged for notes
 payable..................................  $       --   $2,186,137  $      --
Preferred stock issued for purchase of
 minority interest........................          --    8,000,000         --


                            See accompanying notes.

                             COMMAND SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Organization

   Command Systems, Inc. (the "Company") is an information technology company which provides a wide range of computer consulting services primarily to large financial services organizations.

   Through December 31, 1997, the Company held a 51% interest in Command International Software Pvt. ("CIS"), an India unlimited liability company, with the remaining 49% interest held by Phoenix Home Life Mutual Insurance Co. ("Phoenix"). On December 31, 1997, the Company purchased Phoenix's holdings (see Note 7).

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Concentration of Credit Risk

   The Company markets its services primarily to the financial services industry. The Company performs periodic credit evaluations of a customer's financial condition and generally does not require collateral. Credit losses have been within management's expectations.

 Revenue Recognition

   Revenue on time-and-materials contracts is recognized as the services are performed. Revenue on fixed-price contracts is recognized using the percentage of completion method based on the labor costs incurred to total estimated labor costs for the contract. Under this method revenue on such contracts is recognized concurrently with cost incurred thereon. The Company bears the risk of cost overruns and inflation with respect to its fixed-price projects. If estimates indicate a probable ultimate loss on a fixed price contract, provision is made at that date for the entire estimated loss.

   Revenues from product sales are recognized upon shipment.

   Billings in excess of revenue earned are classified as deferred revenue.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Equipment and Improvements

   Equipment and improvements are stated at cost. Depreciation on equipment is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets.

                             COMMAND SYSTEMS, INC.

2. Summary of Significant Accounting Policies--(continued)

 Income Taxes

   The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences of future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized (see Note 6). Prior to August 1997, the Company had elected to be taxed as an S Corporation in accordance with the provisions of the Internal Revenue Code. As an S Corporation, the taxable income of the Company is reportable on the individual stockholder's federal tax return. In conjunction with the formation of the Company as a Delaware holding corporation (see Note 3) and the issuance of its Series A convertible preferred stock, the S Corporation election was terminated and the Company became subject to U.S. federal income taxes in 1997.

 Impairment of Long-Lived Assets

   Long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At December 31, 1998, no such impairment existed. The Company measures the potential impairment of long-lived assets, including goodwill, by the undiscounted value of expected operating cash flow in relation to the assets to which it applies.

 Advertising Costs

   Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs were $300,000, $141,000 and $184,000 in 1998, 1997 and 1996, respectively.

 Fair Value of Financial Instruments

   The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to the short maturity of these items. The fair value of marketable securities is based on quoted market prices for those or similar investments. The carrying value of the notes payable approximate fair value based on the Company's borrowing rate for similar financing arrangements. Amounts due under the line of credit approximate fair value because the interest rates vary with market interest rates.

 Stock-Based Compensation

   During 1997, the Company adopted Financial Accounting Statement (FAS) No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for awards granted under its Shadow Stock Incentive Plan and the Command Systems, Inc. 1997 Employee, Directors and Consultant Stock Option Plan under APB No. 25.

 Cash Equivalents

   Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

                             COMMAND SYSTEMS, INC.

2. Summary of Significant Accounting Policies--(continued)

 Goodwill

   Goodwill is being amortized using the straight-line method over fifteen years.

 Foreign Currency Translation

   The financial statements of the Company's foreign subsidiaries which have a functional currency other than the U.S. dollar reflect the translation of assets and liabilities into U.S. dollars at current exchange rates with income and expense accounts being translated at average rates of exchange prevailing during the period. The resulting adjustments are recognized as a separate component of stockholders' equity--"Accumulated other comprehensive loss-currency translation." Foreign currency transaction gains and losses, which are not material, are recognized in net income (loss) when incurred.

 Earnings Per Share

   In 1997, the Company adopted FAS No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been presented to conform with this Statement.

   Pro forma earnings per common share reflect adjustments in the U.S. federal income tax provision assuming C corporation status and the realization of net operating losses for all periods presented.

 Marketable Securities

   Marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. Unrealized gains and losses, net of tax, are included in other comprehensive income. Realized gains and losses are included in interest income (expense). The cost of securities sold is based on the specific identification method.

3. Stockholders Equity

   On July 1, 1997 Command Systems, Inc., a Delaware corporation, was established and exchanged 4,275,000 shares of its common stock for the 100 shares of issued and outstanding common stock of the Company held by its sole stockholder and became the ultimate holding company for the Command group of companies. The Company was authorized to issue 10,650,000 shares of $0.01 par value common stock and 1,000 shares of $0.01 par value preferred stock. This transaction was accounted for at historical cost in a manner similar to a pooling of interests. The number of common shares authorized, issued and outstanding have been restated for all periods to reflect this capitalization. Effective December 31, 1997 the Company was authorized to issue up to 25,000,000 shares of its common stock and 5,000,000 shares of preferred stock. The consolidated financial statements have been adjusted to reflect this change.

   The Company made its initial public offering on March 12, 1998, pursuant to an effective registration statement covering 2,400,000 shares of $0.01 par value common stock plus an additional 360,000 shares for an over-allotment option granted to the underwriters. Shortly before the effective date, the size of the offering was increased by 300,000 shares plus an additional 45,000 shares to increase the over-allotment option. The additional 345,000 shares were sold by the Company (100,000 shares) and selling stockholders (245,000 shares) at the public offering price of $12.00 per share. While the increase in size of the offering was reflected in the final prospectus, a registration statement pursuant to Rule 462(b) of the Securities Act of 1993 covering the additional 345,000 shares was not filed with the Commission.

   Of the 3,105,000 shares sold in the initial public offering, 2,760,000 shares were properly registered, but the remaining 345,000 shares were not registered. Persons who purchased unregistered shares in the initial

                             COMMAND SYSTEMS, INC.

3. Stockholders' Equity--(continued)

public offering have rescission rights under the Securities Act of 1933. If the purchaser has not sold the shares, the right to rescind means he or she can sue to exchange the unregistered shares for an amount equal to what he or she paid for the shares, plus interest. If the purchaser no longer owns the unregistered shares, and sold them at a loss, he or she may sue for damages. The maximum rescission liability for the 100,000 unregistered shares which the Company sold would be $1,200,000 (100,000 shares at $12 per share) plus interest. The Company has not recognized a liability based on the rescission of the 100,000 unregistered shares since, as noted above, only someone who is still holding the same shares he or she bought in the initial public offering has a right of rescission. The large trading volume subsequent to the initial public offering suggests a substantial turnover in share ownership and for each individual purchaser, the Company is unable to identify which shares were registered and which were not; the Company believes it is not probable that it will be required to effect an actual rescission instead of paying rescissionary damages.

   As indicated previously, stockholders who purchased unregistered shares in the offering may recover damages if they sold such securities at a loss. The Company and the selling stockholders in the initial public offering have entered into an agreement with the Company's former securities counsel which served as the Company's counsel in the initial public offering which would hold the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition.

   In addition, the plaintiffs in the purported consolidated class action seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such stockholder litigation, if concluded in favor the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company and the individual defendants have entered into a memorandum of understanding to settle the dispute with the plaintiffs in the purported consolidated class action. Any definitive agreement resulting from such memorandum will require court approval. No assurance can be given that a definitive settlement agreement will be reached, or that, if reached, it will be approved. See Note 13-Legal Proceedings.

   On August 26, 1997, the Company issued 100 shares of its Series A redeemable convertible preferred stock to Phoenix. The Series A redeemable convertible preferred stock had a liquidation preference of $2,186,137 and had a dividend requirement of 10% per annum which accrued on a cumulative basis. Accrued and unpaid dividends amounted to $75,474 at December 31, 1997. These shares were convertible at any time into 522,500 shares of the Company's common stock and were redeemable by Phoenix after July 31, 1999.

   On December 31, 1997, the Company issued 100 shares of Series B redeemable convertible preferred stock to Phoenix. The Series B redeemable convertible preferred stock had a liquidation preference of $8,000,000 and had a dividend requirement of 10% per annum which accrued on a cumulative basis. These shares were convertible at any time into 659,250 shares of the Company's common stock.

   Simultaneously with the initial public offering, Phoenix exchanged its 200 shares of Series A and B redeemable convertible preferred stock for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company paid preferred stock dividends of $298,000 from the initial public offering proceeds.

4. Marketable Securities

   The Company invests in only high quality, short-term investments. There were no significant differences between cost and fair value at December 31, 1998. There were no gross realized gains and losses on available-

                             COMMAND SYSTEMS, INC.

4. Marketable Securities--(continued)

for-sale securities in 1998. The Company views its available-for-sale portfolio as available for use in its current operations; therefore, all marketable securities have been classified as current assets. The fair value of marketable securities at December 31, 1998 consists of:

      U.S. Corporate debt securities, due within one year.........  $ 1,003,289
      Mortgage-backed securities, due after one year through three
       years......................................................    1,821,128
                                                                    -----------
                                                                    $ 2,824,417
                                                                    ===========

   Because of the short-term nature of the investments, expected maturities and contractual maturities are normally the same.

5. Debt

   In October 1998, the Company entered into a revolving line of credit agreement which limits borrowing to a maximum of $4,000,000; no amount related thereto is outstanding at December 31, 1998. The agreement expires on October 15, 1999 and bears interest at the Bank Rate, as defined, or the London Interbank Offered Rate ("LIBOR") plus 1.75%. Under the terms of the revolving line of credit agreement, the Company is required, among other things, to maintain certain financial ratios and minimum levels of net worth. Borrowings under the line of credit agreement are secured by all the Company's business assets, except for the assets of CIS. At December 31, 1997 the Company had borrowings of $857,535 under its then outstanding line of credit, secured by the Company's accounts receivable. Interest charged on such loan was at the bank's prime rate of interest plus 0.5% which equaled 9% at December 31, 1997.

   On July 1, 1996, the Company and its wholly-owned subsidiary Command International Holdings ("CIH") entered into a note purchase agreement (the "Agreement") with Phoenix under which the Company could issue up to $3 million aggregate principal amount of its 15% Subordinated Secured Series Notes (the "C Notes"), accrued and capitalized interest on such notes and its Zero Coupon Receivables-Based Subordinated Secured Series Notes (the "Z Notes"). Also, under this Agreement, CIH was authorized to issue up to $3 million aggregate principal amount of its 15% Guaranteed Senior Secured Series Notes (the "M Notes") and accrued capitalized interest on such notes. The payment obligations of the Company in respect to the C Notes and the Z Notes ranked junior and subordinate in right of payment to the senior indebtedness of the Company under the M Notes.

   On August 26, 1997, the Company entered into an agreement with Phoenix whereby the Company issued to Phoenix 100 shares of its Series A convertible preferred stock in exchange for the aggregate outstanding indebtedness of $2,186,137 of the C, Z, and M Notes, including accrued capitalized interest of $171,044.

   In June 1998, Command International Software Pvt., our wholly owned Indian subsidiary, entered into a funded and non funded credit facility. The funded facility provides for borrowings up to 90% of the Company's export receivables subject to a maximum of Rs. 7.5 MM (approximately $175,000), based upon monthly export billing, and an overdraft facility of Rs. .5 MM (approximately $2,000). The export billing facility is at a base FEDAI rate of 9%; the overdraft facility is at an interest rate of 17.85%. The non funded facility provides for a letter of credit line in the amount of Rs. .3 MM and a guarantee letter of credit line in the amount of Rs. .3 MM (approximately $7,000). Corresponding deposits of 15% to 25% are required for utilized facilities. The letter of credit facility charge is 1.8% per annum; the guarantee letter of credit facility is at a commission rate of 1%. These credit facilities are secured primarily by accounts receivable and a lien on the fixed assets of the Company. As of December 31, 1998 there was no outstanding amounts under these facilities.

   At December 31, 1997, CIS had notes outstanding of $556,952 under a borrowing denominated in Indian rupees. Balances were due within six months with interest rates varying from 10.65% to 16.07%.

                             COMMAND SYSTEMS, INC.

6. Income Taxes

   Components of the income tax benefit (provision) for income taxes follow:

                                                     Year ended December 31
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  ---------  -------
   Federal:
     Current...................................... $ 66,440  $(334,871) $   --
     Deferred.....................................  305,991   (293,078)     --
                                                   --------  ---------  -------
       Total federal..............................  372,431   (627,949)     --
   State:
     Current......................................  (78,814)    (5,012)  (5,270)
     Deferred.....................................   23,972     35,210   13,326
                                                   --------  ---------  -------
       Total state................................   54,842     30,198    8,056
                                                   --------  ---------  -------
       Total benefit (provision).................. $317,589  $(597,751) $ 8,056
                                                   ========  =========  =======

   With the issuance of the Series A redeemable convertible preferred stock in 1997, the Company's ability to be taxed as an S Corporation automatically terminated and the ability to report on the cash basis of accounting ceased. The Company recognized additional taxable income in 1997 as a result and incurred a liability of approximately $693,000 in 1997.

   The effective income tax rate differed from the federal statutory rate for the following reasons:

                                                             Year ended
                                                             December 31
                                                          -------------------
                                                          1998   1997   1996
                                                          -----  -----  -----
   Federal statutory rate................................  34.0%  34.0%  34.0%
   State income taxes, net of federal benefit............   3.6   (5.5)  (1.2)
   No federal income tax benefit (provision) for S
    Corporation period income (loss).....................   --    15.9   (9.6)
   Tax effect of conversion from S Corporation to C
    Corporation, related primarily to accounting method
    change...............................................   --   125.5    --
   Foreign profits and losses not subject to tax.........   7.8  (56.7) (24.4)
   Other.................................................  (2.0)  (5.0)   --
   Valuation allowance................................... (28.2)   --     --
                                                          -----  -----  -----
   Effective income tax rate.............................  15.2% 108.2%  (1.2)%
                                                          =====  =====  =====

                             COMMAND SYSTEMS, INC.

6. Income Taxes--(continued)

   Significant components of the Company's deferred income tax assets and (liabilities) are as follows:

                                                             December 31
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
Deferred tax assets:
  State net operating loss carryforwards............... $   42,510  $   36,639
  Allowance for doubtful accounts......................     41,231     125,272
  Stockholder litigation accrual.......................    680,701         --
  Accrued warranty, legal and other....................    276,847     136,714
  Accrued wages........................................        --       84,341
                                                        ----------  ----------
                                                         1,041,289     382,966
Deferred tax liabilities:
  Tax effect of conversion from S Corporation to C
   Corporation, related primarily to accounting method
   change..............................................   (444,745)   (693,031)
  Equipment and improvements...........................     (9,365)    (19,898)
                                                        ----------  ----------
                                                         (454,110)    (712,929)
                                                        ----------  ----------
Net deferred income tax asset (liability)..............    587,179    (329,963)
Less valuation allowance...............................    587,179         --
                                                        ----------  ----------
Net deferred income tax (liability).................... $      --   $ (329,963)
                                                        ==========  ==========

   The Company has net operating loss ("NOL") carryforwards for state tax purposes of approximately $618,000 as of December 31, 1998 which expire through 2008. The valuation allowance was established during 1998.

   The financial statements reflect no foreign income tax provision under Indian tax laws. CIS is not currently subject to a corporate tax since it earns all of its income from export activities. This exemption is for a period of five consecutive years during an eight year period which began in 1996. CIH is also eligible for certain tax exemptions under the laws of Mauritius. As a result of such exemptions, no deferred tax asset or liability is recognized. During 1998, 1997 and 1996, income (loss) of the Company's foreign subsidiaries before minority interest was $476,748, $921,287 and ($492,732), respectively.

7. Related Party Transactions

   During 1996, the Company entered into an agreement with Phoenix to establish a joint venture in India which would provide software services on a subcontracting basis to the Company. Under the terms of the agreement, the Company owned a 51 percent interest. Phoenix invested $391,098 in this venture during 1997.

   On December 31, 1997, Phoenix exchanged its 49% interest for 100 shares of the Company's Series B redeemable convertible preferred stock valued at $8,000,000. The Company recorded this as a purchase and recognized the excess of the purchase price $6,845,338 over the fair value of the assets acquired and liabilities assumed as goodwill.

   The Company provides various information technology services to Phoenix; revenues related thereto were $2,165,000, $2,600,000 and $1,300,000 for 1998,
1997 and 1996, respectively. At December 31, 1998 and 1997, included in prepaid expenses and other assets are receivables from Phoenix approximating $263,000 and $4,000, respectively; included in accounts payable and accrued expenses are payables to Phoenix approximating $12,000 and $248,000, respectively.

                             COMMAND SYSTEMS, INC.

8. Stock Options

   The Company maintained a Shadow Stock Incentive Plan (the Shadow Plan) for certain key employees, whereby awards, expressed in units, were earned only upon the occurrence of certain events. The Shadow Plan provided for earned benefits to be paid either in cash or in the form of common stock of the Company. The Company accounted for this Shadow Plan as a stock appreciation right and, therefore, accrued amounts based on a formula value defined in the Shadow Plan which reflected the benefits to be earned. There was no compensation expense recognized under the Shadow Plan for the years ended December 31, 1997 and 1996. In March 1997 the Company issued options to purchase 61,500 shares of its common stock, the number of units outstanding under the Shadow Plan, exercisable at a price of $4.00 per share (the fair market value as determined by the Board of Directors of such stock at the date of grant) to certain persons who, upon such issuance, relinquished their rights under the Company's Shadow Plan.

   In August 1997, the Company created the Command Systems, Inc. 1997 Employee, Director and Consultant Stock Option Plan (the "Option Plan"). The Company reserved 427,500 shares of its common stock for issuance under the Option Plan. Options granted under the Plan generally have a five year term and generally vest in increments of 20% on the anniversary of the date of grant.

   Changes in stock options follow:

                                                    1998              1997
                                              ----------------- ----------------
                                                       Weighted         Weighted
                                                       Average          Average
                                                       Exercise         Exercise
                                              Options   Price   Options  Price
                                              -------  -------- ------- --------
Outstanding, beginning of year............... 150,550   $6.96       --     --
Granted......................................  94,175    7.80   150,550  $6.96
Exercised....................................     --      --        --     --
Forfeited.................................... (38,500)   7.57       --     --
                                              -------   -----   -------  -----
Outstanding, end of year..................... 206,225   $7.22   150,550  $6.96
                                              =======   =====   =======  =====
Exercisable, end of year.....................  74,670   $5.81    45,550  $4.27
                                              =======   =====   =======  =====

   Options outstanding at December 31, 1998 had exercise prices as follows:
56,500 options at $4.00, 110,350 options at $9.00, 17,500 options at $12.00 and
21,875 options at $2.81. The weighted average remaining contractual life of these options is 4 years.

   If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 1998 and 1997 consistent with the method prescribed by FAS No. 123, the Company's net loss applicable to common stockholders and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                           1998        1997
                                                        -----------  ---------
   Net loss applicable to common stockholders
     As reported ...................................... $(2,027,560) $(577,044)
     Pro forma.........................................  (2,195,404)  (605,523)
   Basic and diluted loss per share
     As reported....................................... $     (0.29) $   (0.13)
     Pro forma......................................... $     (0.31) $   (0.13)

                             COMMAND SYSTEMS, INC.

8. Stock Options--(continued)

   The fair value of each stock option grant was estimated using a Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                     1998  1997
                                                                     ----  ----
   Risk free interest rate..........................................    6%    6%
   Expected volatility.............................................. 68.5% 40.4%
   Expected option life.............................................    5     5
   Dividend yield...................................................    0%    0%

   The risk-free interest rate is based on short-term treasury bill rates. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. Leases

   The Company has non-cancelable long-term operating leases for various office facilities and equipment.

   Rent expense under operating leases was $618,425, $543,700 and $251,597 in 1998, 1997 and 1996, respectively.

   Future minimum lease payments for these non-cancelable operating leases at December 31, 1998 are as follows:

      1999........................................................... $  599,260
      2000...........................................................    552,652
      2001...........................................................    382,561
      2002...........................................................    341,148
      2003...........................................................     73,442
                                                                      ----------
                                                                      $1,949,063
                                                                      ==========

   The Company is required to maintain security deposits for office space rented in Bangalore, India; amounts related thereto were $408,235 and $413,807 at December 31, 1998 and 1997, respectively.

10. Benefit Plans

   The Company has established a 401(k) Retirement Savings Plan (the "401(k) Plan"). All employees of the Company's domestic operations are eligible to participate in the 401(k) Plan after completing six months of service and attaining age twenty and one-half. Employees are allowed to contribute between 1% and 15% of their annual compensation up to the maximum contribution allowable each year under IRS regulations. The Company contributed $38,000 and $27,000 to the 401(k) Plan during 1998 and 1997, respectively. No such contributions were made in 1996.

                             COMMAND SYSTEMS, INC.

11. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                               1998         1997        1996
                                            -----------  ----------  ----------
   Numerator:
     Net loss.............................  $(1,767,257) $ (496,693) $ (423,006)
     Preferred stock dividends and
      accretion...........................     (260,303)    (80,351)        --
                                            -----------  ----------  ----------
     Numerator for basic and diluted loss
      per share--loss applicable to common
      stockholders........................   (2,027,560)   (577,044)   (423,006)
   Denominator:
     Weighted-average shares
      outstanding for basic and diluted
      loss per share......................    7,017,937   4,275,000   4,275,000
                                            -----------  ----------  ----------
     Basic and diluted loss per share
      applicable to common stockholders...  $     (0.29) $    (0.13) $    (0.10)
                                            ===========  ==========  ==========

   Options to purchase 206,225 and 150,550 shares of the Company's common stock and 223,233 and 1,181,750 shares of the Company's common stock issuable upon the conversion of the Series A and B redeemable convertible preferred stock in 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

12. Reportable Segments

   The Company operates in one industry segment--providing a wide range of computer consulting services to large financial services organizations primarily in North America. The Company operates in two geographic areas; the United States and India. Prior to 1996, the Company only operated in the United States. The accounting policies of each geographic area are substantially the same as those described in Note 2.

                              United
                              States       India     Elimination  Consolidated
                            -----------  ----------  -----------  ------------
1998
Revenue.................... $35,214,586  $3,942,217  $(3,942,217) $35,214,586
Operating (loss) income....  (3,863,899)    825,286          --    (3,038,613)
Identifiable assets........  31,004,269   4,643,422          --    35,647,691
1997
Revenue.................... $25,057,039  $2,870,150  $(2,870,150) $25,057,039
Operating (loss) income....     (99,974)    929,209          --       829,235
Identifiable assets........  12,173,801   2,251,286          --    14,425,087
1996
Revenue.................... $17,069,417  $      --   $       --   $17,069,417
Operating (loss) income....     (82,194)   (514,749)         --      (596,943)
Identifiable assets........   3,434,094   1,382,171          --     4,816,265

   For the years ended December 31, 1998, two customers accounted for approximately 15% and 10% of revenue. For the year ended December 31, 1997, three customers accounted for approximately 13%, 13% and 10% of revenue. For the year ended December 31, 1996, two customers accounted for approximately 14% and 13% of revenue.

                             COMMAND SYSTEMS, INC.

12. Reportable Segments--(continued)

   The following table sets forth the revenue percentages by line of business:

                                                     Year ended December 31
                                                     ----------------------
                                                      1998      1997      1996
                                                     -------   -------   -------
   Staff augmentation...............................      57%       59%       86%
   Year 2000........................................      27%       21%      --
   Software and hardware............................      10%       12%       11%
   Other............................................       6%        8%        3%
                                                     -------   -------   -------
   Total............................................     100%      100%      100%
                                                     =======   =======   =======

13. Legal Proceedings

   On or about May 6, 1998, plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe filed a lawsuit in the United States District Court for the Southern District of New York. The lawsuit was filed against the Company, certain of its officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company,
LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, a plaintiff named Michael Makinien filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stock from March 12, 1998, the date of the initial public offering, through April 29, 1998. The consolidated complaint alleges that the defendants violated the Securities Act of 1933 in that the Company failed properly to register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters. The plaintiffs seek rescission of the sales of all the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such stockholder litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. On December 7, 1998, the Company and the other defendants entered into a memorandum of understanding to settle the dispute, but a memorandum of understanding is not a definitive settlement agreement. A definitive settlement agreement resulting from the memorandum will also require court approval. By the terms of the memorandum, the parties have agreed in principle to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million will accumulate interest as of the date of the preliminary court approval of a definitive settlement agreement entered into among the parties based on the memorandum, but will not be payable until the court approves the settlement and such approval is final. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for its costs of the settlement and related expenses. There can be no assurance, however, that a definitive settlement agreement will be reached, or that if reached, it will be approved by the court.

   Of the $5.75 million to be deposited in a settlement fund by the Company, the Company will be reimbursed for all but $1.65 million. This reimbursement will come in part from the Company's insurance

                             COMMAND SYSTEMS, INC.

carrier and the rest pursuant to the indemnification agreement with the Company's former counsel in the initial public offering. In addition, the Company may be responsible for certain legal fees and related expenses

13. Legal Proceedings--(continued)

incurred in connection with the litigation. The Company cannot be certain, however, that a definitive agreement will be reached, or that if it is reached, that the court will approve it.

   In the definitive settlement agreement, the members of the class represented by plaintiffs will give up their right to assert individual claims against the Company or its underwriters, based on their purchase of the Company's common stock in the initial public offering and in the open market during the period from March 12, 1998 through April 29, 1998. In return for this concession, class members will be entitled to share pro rata in the $5.75 million cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, upon the court's final approval of the settlement. Any class member can decide not to participate in the settlement, and choose to pursue his or her individual claim against the Company or the other defendants, by filling out and returning an "opt-out" form which will be mailed to all class members following the court's preliminary approval of the settlement.

   The memorandum of understanding provides for a pro rata distribution of the cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, to purchasers of the Company's common stock in the period from March 12 through April 29, 1998, inclusive. Without knowing the number of claimants and the amount of attorneys' fees and expenses to be approved by the court, the Company cannot estimate the net amount actually payable on a per share basis.

   If the court decides not to approve the settlement, the stockholder litigation will continue. If concluded in favor of the plaintiffs, such litigation could have a material adverse effect on the Company's business, financial condition and results of operation.

   The Company is, from time to time, subject to various legal actions and proceedings relating to various matters incidental to its business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and considering any applicable insurance or indemnifications, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position, cash flows or results of operations of the Company.

14.  Risks and Uncertainties of Doing Business

   Many of the Company's engagements involve projects that are critical to the operations of its customers' businesses and provide benefits that may be difficult to quantify. Any failure in a customer's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In addition, the Company's failure to complete a project in the contractually prescribed time period, particularly a Year 2000 solutions services contract, may result in a claim for substantial damages against the Company. Although the Company attempts to limit contractually its liability for damages arising from errors, mistakes or omissions in rendering its information technology services, there can be no assurance that the limitations of liability set forth in its services contracts will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, including coverage for errors or omissions in the amount of $5.0 million, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage, or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect the Company's business, financial condition and results of operations.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             COMMAND SYSTEMS, INC.

                   Years Ended December 31, 1998, 1997, 1996

                                                 Charged
                          Balance at  Charged to to Other             Balance at
                         Beginning of Costs and  Accounts               End of
      Description           Period     Expenses  Describe Deductions    Period
------------------------ ------------ ---------- -------- ----------  ----------
Year ended December 31,
 1998
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts receivable..   $259,893    $ 82,049    $--    $     --     $341,942

Year ended December 31,
 1997
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts receivable..   $ 24,500    $357,582    $--    $(122,189)   $259,893

Year ended December 31,
 1996
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts receivable..   $    --     $ 24,500    $--    $     --     $ 24,500