Form 10-Q
period 1999-03-31
COMMAND SYSTEMS INC
filed 1999-05-17
CIK 1052439

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the First Quarter Ended March 31, 1999

Commission file number: 0-23797
                        -------



                             Command Systems, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      06-1527672
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   Pond View Corporate Center
     76 Batterson Park Rd.
       Farmington, CT                                     06032
------------------------------             ------------------------------------
   (Address of principal                               (Zip Code)
    executive officers)


                                (860) 409-2000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
                   (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x     No
                                       -
Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value 7,656,750 shares as of May 12, 1999.

                             Command Systems, Inc.

                                     INDEX
                                     -----



Part I    Financial Information



Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998.....................  1

          Condensed Consolidated Statements of Operations
          Three months ended March 31, 1999 and 1998...............  2

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1999 and 1998...............  3

          Condensed Consolidated Statements of
          Stockholders' Equity (Deficit).........................    4

          Notes to Unaudited Condensed Consolidated
          Financial Statements as of March 31, 1999..............  5-9

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations......................................... 10-13


Item 3    Quantitative and Qualitative Disclosures
          About Market Risk........................................ 14




Part II   Other Information


Item 1.   Legal Proceedings........................................ 15

Item 2.   Changes in Securities.................................... 16

Item 3.   Defaults Upon Senior Securities.......................... 16

Item 4.   Submission of Matters to a Vote of Security Holders...... 16

Item 5.   Other Information........................................ 16

Item 6.   Exhibits and Reports on Form 8-K......................... 17

          Signatures............................................... 18

                              Command Systems, Inc.
                      Condensed Consolidated Balance Sheets

                                                                                                March 31,              December 31,
                                                                                                  1999                     1998
                                                                                              ------------            ------------
                                                                                                            (unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                                             $ 12,862,603            $ 16,169,749
     Marketable securities                                                                    4,584,333               2,824,417
     Accounts receivable, net of allowance for doubtful accounts
       of $427,714 and $341,942 in 1999 and 1998                                              6,749,059               6,433,864
     Prepaid expenses and other assets                                                          609,399                 571,285
     Income taxes recoverable                                                                   386,883                 364,892
                                                                                           ------------            ------------
            Total current assets                                                             25,192,277              26,364,207


Furniture and improvements
     Furniture and equipment                                                                  2,942,923               2,857,215
     Leaseholds improvements                                                                    998,774                 995,030
                                                                                           ------------            ------------
                                                                                              3,941,697               3,852,245
     Less accumulated depreciation and amortization                                          (1,777,521)             (1,569,489)
                                                                                           ------------            ------------
              Net equipment and improvements                                                  2,164,176               2,282,756

Other assets:
     Goodwill, net of accumulated amortization
       of $570,445 and $456,356 in 1999 and 1998                                              6,274,893               6,388,982
     Deposits                                                                                   471,043                 459,705
     Other non-current assets                                                                   103,995                 152,041
                                                                                           ------------            ------------
           Total assets                                                                    $ 34,206,384            $ 35,647,691
                                                                                           ============            ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable and accrued expenses                                                 $  2,222,210            $  2,505,343
     Accrued stockholder litigation and related expenses                                      1,800,000               1,800,000
     Deferred revenue                                                                            89,350                 132,710
     Accrued payroll and related costs                                                          850,453                 754,292
                                                                                           ------------            ------------
            Total current liabilities                                                         4,962,013               5,192,345


Stockholders' Equity:
     Common stock, $.01 par value, 25,000,000 authorized,
     7,656,750 issued and outstanding in 1999 and 1998                                           34,818                  34,818
     Additional paid-in-capital                                                              33,400,480              33,400,480
     Accumulated deficit                                                                     (3,878,614)             (2,664,069)
     Accumulated other comprehensive loss                                                      (312,313)               (315,883)
                                                                                           ------------            ------------
            Total stockholders' equity                                                       29,244,371              30,455,346
                                                                                           ------------            ------------
            Total liabilities and stockholders' equity                                     $ 34,206,384            $ 35,647,691
                                                                                           ============            ============

* See notes to unaudited condensed consolidated financial statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             Command Systems, Inc.
                Condensed Consolidated Statements of Operations

                                                    Three Months Ended March 31,
                                                         1999          1998
                                                     -----------   -----------
                                                           (unaudited)
Revenue                                              $ 6,932,411   $ 7,933,745

Cost of revenue                                        5,366,725     5,110,131
                                                     -----------   -----------
Gross profit                                           1,565,686     2,823,614

Selling, general and administrative expense            3,048,855     2,271,372
                                                     -----------   -----------
Operating (Loss) income                               (1,483,169)      552,242

Other income (expense):
       Other income                                       16,117             -
       Interest income                                   256,763        49,219
       Interest expense                                   (4,256)      (42,740)
                                                     -----------   -----------
                                                         268,624         6,479
                                                     -----------   -----------

(Loss) income before income taxes                     (1,214,545)      558,721
Income tax provision                                           -       104,281
                                                     -----------   -----------
Net (loss) income                                     (1,214,545)      454,440
Preferred stock dividends and accretion                        -       260,303
                                                     -----------   -----------
(Loss) income applicable to common stockholders      $(1,214,545)  $   194,137
                                                     ===========   ===========

Basic and diluted (loss) earnings per share*         $     (0.16)  $      0.04
                                                     ===========   ===========

* See notes to unaudited condensed consolidated financial statements.

                             Command Systems, Inc.
                Condensed Consolidated Statements of Cash Flows


                                                                    Three Months Ended March 31,
                                                                      1999                1998
                                                                -------------          -----------
                                                                        (unaudited)
Cash flows from operating activities:
     Net (loss) income                                          $ (1,214,545)          $   454,440
     Adjustments to reconcile net (loss) income
       to net cash used in operating activities:
        Depreciation and amortization                                320,683               288,050
        Bad debt expense                                              88,200               (60,000)
        Gain on disposal of equipment                                  9,816                     -
        Other                                                              -                 1,585
        Changes in operating assets and liabilities:
            Accounts receivable                                     (403,395)             (672,969)
            Prepaid expenses and other assets                       (124,484)              102,611
            Deposits and other noncurrent assets                      41,424                  (850)
            Accounts payable and accrued expenses                   (223,710)              (95,883)
            Accrued payroll and related costs                         96,161               (69,890)
            Deferred revenue                                         (43,360)             (153,969)
            Income taxes payable                                           -               (40,452)
                                                                ------------          ------------
                Net cash used in operating activities             (1,453,210)             (247,327)

Cash flows from investing activities:
        Purchases of equipment and improvements                      (96,097)             (272,253)
        Sales of available for sale securities                     1,747,455                     -
        Purchases of available for sale securities                (3,507,371)                    -
                                                                ------------          ------------
                 Net cash used in investing activities            (1,856,013)             (272,253)

Cash flows from financing activities:
        Payments under revolving line of credit agreement                  -              (857,535)
        Payments of bank loan                                              -              (556,952)
        Issuance of common stock                                           -            23,256,786
        Payment of preferred stock dividend                                -              (297,641)
                                                                ------------          ------------
                 Net cash provided by financing activities                 -            21,544,658

     Effect of exchange rate changes on cash                           2,077               (15,368)
     (Decrease) increase in cash                                  (3,307,146)           21,025,078
     Cash, beginning of period                                    16,169,749               391,687
                                                                ------------          ------------
     Cash, end of period                                        $ 12,862,603          $ 21,401,397
                                                                ============          ============
Cash paid for:
     Interest expense                                           $          -          $     42,740
     Income taxes                                               $          -          $     99,831

* See notes to unaudited condensed consolidated financial statements.

                             COMMAND SYSTEMS, INC.
           Condensed Consolidated Statements of Stockholders' Equity


                                                                                                 Accumulated
                                              Common Stock       Additional      Retained           Other
                                        ----------------------     Paid in       Earnings       Comprehensive
                                          Shares       Amount      Capital       (Deficit)      Income/(loss)    Total
                                        ---------      -------   -----------    -----------    -------------  -----------
Balance at December 31, 1998            7,656,750      $34,818   $33,400,480    $(2,664,069)      $(315,883)  $30,455,346
                                        ---------      -------   -----------    -----------       ---------   -----------
Net loss                                                     -              -     (1,214,545)             -    (1,214,545)
Translation adjustment                          -            -              -              -          3,570         3,570
                                        ---------      -------   -----------    -----------       ---------   -----------
Balance at March 31, 1999 (unaudited)   7,656,750      $34,818   $33,400,480    $(3,878,614)      $(312,313)  $29,244,371
                                        =========      =======   ===========    ===========       =========   ===========


* See notes to unaudited condensed consolidated financial statements.

                             Command Systems, Inc.

        Notes To Unaudited Condensed Consolidated Financial Statements

                                 March 31,1999


Note 1    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year-ended December 31, 1999.

          The Company computes its income tax provision on a quarterly basis. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31,1998 on Form 10-K.

Note 2    Stockholders' Equity

          The Company made its initial public offering on March 12, 1998, pursuant to an effective registration statement covering 2,400,000 shares of $.01 par value common stock plus an additional 360,000 shares for an over-allotment option granted to the underwriters. Shortly before the effective date, the size of the offering was increased by 300,000 shares plus an additional 45,000 shares to increase the over-allotment option. The additional 345,000 shares were sold by the Company (100,000 shares) and selling stockholders (245,000 shares) at the public offering price of $12.00 per share. While the increase in size of the offering was reflected in the final prospectus, a registration statement pursuant to Rule 462(b) of the Securities Act of 1933 covering the additional 345,000 shares was not filed with the Commission. The Company has filed a registration statement covering these shares which was declared effective February 5, 1999.

          Of the 3,105,000 shares sold in the initial public offering, 2,760,000 shares were properly registered, but the remaining 345,000 shares were not registered. Persons who purchased unregistered shares in the initial public offering have rescission rights under the Securities Act of 1933. If the purchaser has not sold the shares, the right to rescind means he or she can sue to exchange the unregistered shares for an amount equal to what he or she paid for the shares, plus interest. If the purchaser no longer owns the unregistered shares, and sold them at a loss, he or she may sue for damages. The maximum rescission liability for the 100,000 unregistered shares which the Company sold would be $1,200,000 (100,000 shares at $12 per share) plus interest. The Company has not recognized a liability based on the rescission of the 100,000 unregistered shares since, as noted above, only someone who is still holding the same shares he or she bought in the initial public offering has a right of rescission. The large trading volume subsequent to the initial public offering suggests a substantial turnover in share ownership and for each individual purchaser, the Company is unable to identify which shares were registered and which were not; the Company believes it is not probable that it will be required to effect an actual rescission instead of paying rescissionary damages.

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

          In addition, the plaintiffs in the purported consolidated class action discussed in Note 3 below seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such stockholder litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company and the individual defendants have entered into a memorandum of understanding to settle the dispute with the plaintiffs in the purported consolidated class action. Any definitive agreement resulting from such memorandum will require court approval. No assurance can be given that a definitive settlement agreement will be reached, or that , if reached, it will be approved.

          The Company sold 2,200,000 of the aforementioned shares, 2,100,000 of which were registered, and received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,314,000.

          Simultaneously with the initial offering, all the holders of Series A and B redeemable convertible preferred stock exchanged their 200 shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the initial public offering proceeds in 1998.

          On February 5, 1998 the Company effected a 1-for-2 reverse stock split. All shares and per share data have been retroactively restated.

Note 3    Legal Proceedings

          On or about May 6, 1998, plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe filed a lawsuit in the United States District Court for the
          Southern District of New York.    The lawsuit was filed against the
          Company, certain of its officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company
          LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, named plaintiff Michael Makinen, filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stock from March 12, 1998, the dates of the initial public offering, through April 29, 1999. The consolidated complaint alleges that the defendants violated the Securities Act of 1933 in that the Company failed to properly register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters.

          The plaintiffs seek rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such shareholder litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. On December 7, 1998, the Company and the other defendants entered into a memorandum of understanding to settle the dispute, but a memorandum of understanding is not a definitive settlement agreement. A definitive settlement agreement resulting from the memorandum will also require court approval. By the terms of the memorandum, the parties have agreed in principle to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorney's fees and related expenses. The $5.75 million will accumulate interest as of the date of the preliminary court approval of a definitive settlement agreement entered into among the parties based on the memorandum, but will not be payable until the court approves the settlement and such approval is final. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses. There can be no assurance, however, that a definitive settlement agreement will be reached, or that, if reached, it will be approved by the court.

          Of the $5.75 million to be deposited in a settlement fund by the Company, the Company will be reimbursed for all but $1.65 million. This reimbursement will come in part from the Company's insurance carrier and the rest pursuant to the indemnification agreement with the Company's former counsel in the initial public offering. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company cannot be certain, however, that a definitive settlement agreement will be reached, or that if it is reached, that the court will approve it.

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

Note 4    Earnings Per Share

          In 1997, the Company adopted FASB No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  1999                   1998
Numerator:
     Net (loss) income                                                          $(1,214,545)             $  454,440
     Preferred stock dividends and accretion                                              -                 260,303
                                                                           -----------------      -----------------
     Numerator for basic and diluted (loss) earnings per share                  $(1,214,545)
      applicable to common stockholders                                                                  $  194,137
                                                                          =================      ==================

Denominator:
     Weighted-average shares outstanding for basic (loss) earnings
     per share                                                                    7,656,750               4,876,952
     Effect of Dilutive Securities:
     Employee Stock Options                                                               -                  60,943
                                                                           -----------------      -----------------
=================      ==================
     Weighted-average shares outstanding for diluted loss earnings
      per share                                                                   7,656,750               4,937,895
                                                                          =================      ==================
Basic and diluted (loss) earnings per share applicable to common
stockholders                                                                    $      (.16)                   $.04
                                                                          =================      ==================

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

The following table represents the components of comprehensive income for the three months ended March 31:

                                                         Three Months Ended
                                                             March 31,
                                                    1999                     1998
                                           --------------------------------------------
Net (loss) income                                   $(1,215,000)               $454,000
Other comprehensive (loss) income:
 Foreign currency translation adjustments                (4,000)                      -
                                           --------------------      ------------------
Other comprehensive (loss) income
                                                    $(1,219,000)               $454,000
                                           ====================      ==================


Accumulated other comprehensive income equals the amount included in stockholders' equity for cumulative translation adjustments which is the only component of other comprehensive income included in the Company's condensed consolidated financial statements.

Note 6     Segment  Reporting

          The Company operates in one industry segment-providing a wide range of computer consulting services to large financial services organizations primarily in North America. The Company operates in two geographic areas; the United States and India. Prior to 1996, the Company only operated in the United States.

                                           United States          India           Elimination        Consolidated
Three months ended March 31, 1999
Revenue                                        $ 6,900,776        $  287,630          $(255,995)        $ 6,932,411
Operating loss                                  (1,122,212)         (360,957)                 -          (1,483,169)
Identifiable assets                             29,876,598         4,329,786                  -          34,206,384



Three months ended March 31, 1998
Revenue                                        $ 7,933,745      $1,104,264      $(1,104,264)        $ 7,933,745
Operating income                                   134,478         417,764                -             552,242
Identifiable assets                             31,776,765       4,278,952                -          36,055,717

                             Command Systems, Inc.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Forward looking statements include statements regarding the expected Company's goals and strategies and the demand for IT services. Such statements are subject to a number of risks including the risks associated with the failure to obtain contracts to perform higher margin services, variability of quarterly operations and financial results, the ability of the Company to manage growth, the competitive market for technical personnel, reliance on significant customers, risks associated with the year 2000 solutions services offering and the finite nature of demand for Year 2000 solutions services offering, competition, rapid technological change, dependence on the Company's Offshore Technology Resource Center and a variety of risks described under "Risk Factors" in the Company's Annual Report on Form 10-K. The Company undertakes no obligation to publicly release results of any of these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results.

Overview

     Command Systems, Inc. (the "Company) provides a wide range of information technology ("IT") solutions and services to financial services organizations to support their evolving business processes. The Company utilizes leading technologies to offer its customers a comprehensive range of IT services. In 1996, the Company established a software development facility in Bangalore, India (the "Offshore Technology Resource Center") which today provides our customers with increased access to skilled IT professionals on a cost-effective basis.

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

  We have completed an assessment of our information systems to determine the extent to which our existing systems correctly define the Year 2000. Those systems found not to be compliant have been upgraded by the vendors of those systems except for certain purchased software packages which are expected to be upgraded and brought into compliance by their vendors before the Year 2000. The majority of the upgrades were implemented via standard maintenance contracts, without costs. As of this date, a nominal amount has been expended. The remaining upgrades are expected to be implemented for minimal cost. Based on such review we do not currently believe that we have material exposure to the Year 2000 problem with respect to our own information systems. With respect to the information systems of third parties who are our major vendors, we will be seeking to obtain Year 2000 compliance certifications for those systems that relate to our business. These third parties may include major hardware and software vendors, as well as financial services providers. Most of our major vendors have made public statements indicating that they intend to cause their products and services to be Year 2000 compliant on a timely basis. Based on the foregoing, we have not to date developed contingency plans for the failure by our major vendors to provide Year 2000 compliant products and services. The Year 2000 problem could affect the information systems of our major vendors as they relate to our business. Although we believe that the information systems of our major vendors as they relate to our business are Year 2000 compliant, we cannot be sure that the advent of the Year 2000 will not affect our major vendors' information systems. If a major vendor's information system fails or malfunctions significantly due to the Year 2000 problem it could materially and adversely affect us.


Results of Operations

     Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998

     Revenue during the three-month period ended March 31, 1999 decreased by
12.6 % to $6,932,000 from $7,934,000 for the first quarter ended March 31, 1998. This decrease resulted primarily from an decrease in revenue generated from Year 2000 solutions services performed at the Offshore Technology Resource Center and from the Company's decision to de-emphasize hardware solutions services. Future revenue growth may be affected as the demand for Year 2000 solution services diminishes as Year 2000 approaches.

     Gross profit for the three-month period ended March 31, 1999 decreased by 44.6% to $1,566,000 from $2,824,000 for the three-month period ended March
31, 1998. Gross profit as a percentage of revenue decreased to 22.6% for the period ended March 31, 1999 from 35.6% for the period ended March 31, 1998. This decrease resulted primarily from a smaller amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services.
The decrease also resulted from the Company's decision to de-emphasize hardware solutions services. Future gross profit as a percentage of revenue may be affected as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

     Selling, general and administrative expenses consist primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. Selling, general and administrative expenses, net of amortization for goodwill, for the three-month period ended March 31, 1999 increased by 36.1% to $2,935,000 from $2,157,000 for the three-month period ended March 31, 1998. The increase is primarily attributed to the increase in support staff necessary to support anticipated increased revenues in the project business and the costs associated with operating as a public company.

     Amortization of goodwill for each of the three-month period ended March 31, 1999 and 1998 amounted to $114,000. On December 31, 1997, the Company purchased the 49% minority interest of its Offshore Technology Resource
Center from Phoenix Home Life Mutual Insurance ("PHL"). The Company accounted for this as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

     Loss from operations for the three month period ended March 31, 1999 was $(1,483,000) compared to income of $552,000 for the three month period ended March 31, 1998. Loss from operations as a percentage of revenue was (21.4)% during the three-month period ended March 31, 1999 as compared to income of 7.0% for the three-month period ended March 31, 1998.

     Other income was $269,000 for the three-month period ended March 31, 1998 compared to net interest income of $6,000 for the three-month period ended March 31, 1998. Other income included

$257,000 of interest income that was attributable to interest earned from investment of the net proceeds of the initial public offering during the three-month period ended March 31, 1999.

     No income tax benefit was recorded for the three-month period ended March 31, 1999, due to an increase in the valuatoin allowance; the Company recorded a $104,000 tax provision for the three-month period ended March 31, 1998.

     As a result of the foregoing, the net loss was $(1,215,000) for the three month period ended March 31, 1999 as compared to net income of $454,000 for the three month period ended March 31, 1998. Basic and diluted loss per share was $(0.16) for the three month period ended March 31, 1999 as compared to basic and diluted earnings per share of $0.04 for the three month period ended March 31, 1998. Basic and diluted earnings per share are effected by preferred stock dividends and accretion for the three-month period ended March 31, 1998.

Liquidity and Sources of Capital

     Since inception, the Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities and proceeds from the issuance of common stock.

     The Company's operating activities used $1,453,000 for the three month period ended March 31, 1999 compared to $247,000 for the three months ended March 31, 1998. The use of cash was primarily used to fund the loss from operations.

     The Company used cash of $1,856,000 during the three months ended March 31, 1999 for marketable securities and capital expenditures for infrastructure support items. The Company spent $272,000 for capital expenditures to support planned sales growth during the three months ended March 31,1998.

     No funds were provided by the Company's financing activities for the three months ended March 31, 1999 and $21,545,000 was provided for the same period in 1998. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering. Of the 2,200,000 shares sold by the Company, 100,000 shares were not registered. In addition, 245,000 shares sold by selling stockholders in the public offering in March 1998 were not covered by a registration statement. The Company has filed a registration statement covering the 345,000 unregistered shares which declared effective February 5, 1999. Persons who purchased unregistered shares in our initial public offering have rescission rights under the Securities Act of 1933. If the purchaser has not sold the shares, the right to rescind means he or she can sue to exchange the unregistered shares for an amount equal to what he or she paid for the shares, plus interest. If the purchaser no longer owns the unregistered shares, and sold them at a loss, he or she may sue for damages. The maximum rescission liability for the 100,000 unregistered shares which the Company sold would be $1,200,000 (100,000 shares at $12 per share) plus interest. The Company has not recognized a liability based on the rescission of the 100,000 unregistered shares since, as noted above, only someone who is still holding the same share he or she bought in the initial public offering has a right of rescission. Since the large trading volume subsequent to the Company's initial public offering suggests a substantial turnover in share ownership and for each individual purchaser, the Company is unable to identify which shares were registered and which were not. The Company believes it is not probable that we will be required to effect an actual rescission, instead of paying rescissionary damages

     The Company and certain stockholders who sold shares in the initial public offering have entered into an indemnification agreement with the Company's former counsel in the initial public offering, which would hold Command and those stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of the indemnification agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. . See "Part I Item 1 Financial Statements Note 2 to the Unaudited Condensed Consolidated Financial Statements".

  The Company is also being sued by stockholders in connection with the initial public offering. The stockholders suing the Company in their consolidated lawsuit seek rescission of the sales of all the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. If the lawsuit is concluded in favor of the stockholders suing the Company, business, financial condition and results of operations may be materially and adversely affected. The Company and the other defendants have entered into a memorandum of understanding to settle the dispute with the stockholders suing the Company, but a memorandum of understanding is not a definitive settlement agreement. A definitive settlement agreement resulting from the memorandum will also require court approval. The Company cannot be certain that a definitive settlement agreement will be reached, or that, if it is reached, that the court will approve it. See Part II " Item 1. Legal Proceedings."

  From the sale of 2,200,000 shares in the initial public offering, the Company received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,314,000. Simultaneously, with the initial public offering, the holders of 100 shares of Series A redeemable convertible preferred stock and the holders of 100 shares of Series B redeemable convertible preferred stock exchanged their shares for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income. The Company has paid dividends of $298,000 from the proceeds of the initial public offering in 1998.

  As of March 31, 1999, the Company had $12,863,000 in cash and cash equivalents and had working capital of $20,230,000. In October 1998, the Company entered into a new revolving line of credit which limits borrowings to $4.0 million, for our U.S. operation. As of March 31, 1999 no amounts were outstanding under the credit facility. Borrowings under this bank line of credit are secured by substantially all of the Company's tangible and intangible personal property and are utilized primarily to fund the Company's working capital requirements. The Company is required to maintain a minimum of the following: total net worth of five times credit facility, debt service coverage ratio of 3:1; interest coverage of 3:1; and a current ratio of 2:1. In June 1998, Command International Software Pvt., the Company's wholly owned Indian subsidiary, entered into a funded and non-funded credit facility. The funded Facility provides for borrowing up to 90% of the Company's export receivables subject to a maximum of Rs 7.5 MM (approximately $175,000), based upon monthly export billing, and an overdraft facility of Rs .5 MM (approximately $12,000). The export billing facility is at a base FEDAI rate of 9%; the overdraft facility is at an interest rate of 17.85%. Then non-funded facility provides for a letter of credit line in the amount of Rs .3MM (approximately $7,000). Corresponding deposits of 15% to 25% are required for utilized facilities. The letter of credit facility charge is 1.8% per annum.; the guarantee letter of credit facility is at a commission rate of 1%. These credit facilities are secured primarily by accounts receivable and a lien on the fixed assets of the Indian subsidary. As of March 31, 1999 there was no outstanding amounts under these facilities.

  In the past, the Company has been in default of certain similar covenants under a previous line of credit facilities and has had to obtain waivers. While we do not anticipate utilizing this credit facility in the near future, if we do borrow under the line, we may be required to seek additional amendments or waivers. Although we anticipate that we would be able to obtain such amendments or waivers, there can be no assurance that we would be able to do so.

  The Company believes that the net proceeds from the initial public offering, together with other available funds, and the cash flow expected to be generated from operations, will be adequate to satisfy our current and planned operations over the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

     Approximately, 10% of the Company's sales consist of work performed by employees the Company's Bangalore, India facility. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where the Company employs its workforce. The Company's currency exposure is concentrated in the Indian Rupee.

     The Company does not hedge overseas sales denominated in foreign currencies or translation exposures. The Company does not enter into financial instruments for speculation or trading purposes.

     The Company utilizes bank loans and other debt instruments throughout its operation. To mitigate foreign currency risk, such debt is usually denominated in the underlying local currency.

Interest Rate Risk

      The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, charges in these interest rates primarily affect the interest earned on cash and cash equivalents and short term investments.

                             Command Systems, Inc.



Part II Other Information

Item 1.  Legal Proceedings.

          On or about May 6, 1998, plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe filed a lawsuit in the United States District Court for the Southern District of New York. The lawsuit was filed against Command, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, a plaintiff named Michael Makinen, filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purport to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stocks from March 12, 1998 the date of Command's initial public offering through April 29, 1999. The consolidated complaint alleges that the defendants violated the Securities Act of 1933 in that the Company failed to properly register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters.


          The plaintiffs seek rescission of all the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. Such shareholder litigation, if concluded in favor of the plaintiffs, could have a material adverse effect on the Company's business, financial condition and results of operations. On December 7, 1998, the Company and the other defendants entered into a memorandum of understanding to settle the dispute with the plaintiffs, but a memorandum of understanding is not a definitive settlement agreement. A definitive settlement agreement resulting from the memorandum will also require court approval. By the terms of the memorandum, the parties have agreed in principle to a total payment from Command to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorney's fees and related expenses. The $5.75 million will accumulate interest as of the date of the preliminary court approval of a definitive settlement agreement entered into among the parties based on the memorandum, but will not be payable until the court approves the settlement and such approval is final. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a one-time charge to operations in the fourth quarter of 1998 in the amount of $1,800,000 for the cost of the settlement and related expenses. There can be no assurance, however, that a definitive settlement agreement will be reached, or that it will be approved by the court.

          Of the $5.75 million to be deposited in a settlement fund by Command, the Company will be reimbursed for all but $1.65 million. This reimbursement will come in part from Command's insurance carrier and the rest pursuant to the indemnification agreement with the Company's former counsel in the initial public offering. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company cannot be certain, however, that a definitive agreement will be reached, or that if it is reached, that the court will approve it.

          In the definitive settlement agreement, the members of the class represented by plaintiffs will give up their right to individually assert claims against Command or its underwriters, based on their purchase of the Company' common stock in the initial public offering and in the open market during the period from March 12, 1998 through April 29, 1998. In return for this concession, class members will be entitled to share pro rata in the $5.75 million cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, upon the court's final approval of the settlement. Any class member can decide not to participate in the settlement, and choose to pursue his or her individual claim against Command or the other defendants, by filling out and returning an "opt-out" form which will be mailed to all class members following the court's preliminary approval of the settlement.

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

Item 2. Changes in Securities

                  None.

Item 3. Defaults Upon Senior Securities.

                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

                  None.

Item 5. Other Information.

                  None.

Item 6. Exhibits and Reports on Form 8-K .


Exhibit
 No.                    Title
------                  -----

27              Financial Data Schedule


The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                             Command Systems, Inc.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                    Command Systems, Inc.

5/17/99                              /s/ Edward G. Caputo
------------------------------      --------------------------------------
(Date)                              President and Chief Executive Officer
                                    (principal executive officer)

5/17/99                              /s/ Stephen L. Willcox
------------------------------      --------------------------------------------
(Date)                              Chief Financial Officer
                                    (principal financial and accounting officer)