Form 10-Q
period 1999-06-30
COMMAND SYSTEMS INC
filed 1999-08-16
CIK 1052439

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q


         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Second Quarter Ended June 30, 1999

                  Commission file number: 0-23797
                                          -------

                              COMMAND SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    06-1527672
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  POND VIEW CORPORATE CENTER
    76 BATTERSON PARK RD.
       FARMINGTON, CT                                    06032
--------------------------------------------------------------------------------
(Address of principal executive officers)             (Zip Code)

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

Common Stock. $.01 Par Value 7,656,750 shares as of August 5, 1999.

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----

Part I    Financial Information



Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998...............................................    1

          Condensed Consolidated Statements of Operations Three-months
          ended June 30, 1999 and 1998....................................    2

          Condensed Consolidated Statements of Operations Six-months
          ended June 30, 1999 and 1998....................................    3

          Condensed Consolidated Statements of Cash Flows Six-months
          ended June 30, 1999 and 1998....................................    4

          Condensed Consolidated Statements of Stockholders' Equity as
          of June 30, 1999 and December 31, 1998..........................    5

          Notes to Unaudited Condensed Consolidated Financial Statements
          as of June 30, 1999............................................. 6-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................11-14

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk ..............................................   15


Part II   Other Information

Item 1.   Legal Proceedings...............................................16-17

Item 2.   Changes in Securities and Use of  Proceeds......................   17

Item 3.   Defaults Upon Senior Securities.................................   17

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 5.   Other Information...............................................   17

Item 6.   Exhibits and Reports on Form 8-K................................   17

          Signatures......................................................   18

                              Command Systems, Inc.

                      Condensed Consolidated Balance Sheets


                                                                              June 30,            December 31,
                                                                                1999                  1998
                                                                            ------------          ------------
                                                                             (unaudited)
Assets
Current assets:
        Cash and cash equivalents                                           $  1,747,074          $ 16,169,749
        Marketable securities                                                 15,709,803             2,824,417
        Accounts receivable, net of allowance for doubtful accounts
          of $579,085 and $341,942 in 1999 and 1998                            5,857,578             6,433,864
        Prepaid expenses and other assets                                        446,410               571,285
        Income taxes recoverable                                                 386,271               364,892
                                                                            ------------          ------------
               Total current assets                                           24,147,136            26,364,207


Furniture and improvements:
        Furniture and equipment                                                2,980,242             2,857,215
        Leasehold improvements                                                 1,007,190               995,030
                                                                            ------------          ------------
                                                                               3,987,432             3,852,245
        Less accumulated depreciation and amortization                        (1,983,395)           (1,569,489)
                                                                            ------------          ------------
                 Net furniture and improvements                                2,004,037             2,282,756


Other assets:
        Goodwill, net of accumulated amortization
          of $684,534 and $456,356 in 1999 and 1998                            6,160,804             6,388,982
        Deposits                                                                 471,275               459,705
        Other noncurrent assets                                                  105,719               152,041
                                                                            ------------          ------------
              Total assets                                                  $ 32,888,971          $ 35,647,691
                                                                            ============          ============


Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accrued expenses                               $  1,728,795          $  2,505,343
        Accrued stockholder litigation and related expenses                    1,762,842             1,800,000
        Accrued payroll and related costs                                      1,008,385               754,292
        Deferred revenue                                                          47,446               132,710
                                                                            ------------          ------------
               Total current liabilities                                       4,547,468             5,192,345


Stockholders' equity:
        Common stock, $.01 par value, 25,000,000 shares authorized,
           7,656,750 issued and outstanding in 1999 and 1998                      34,818                34,818
        Additional paid-in-capital                                            33,400,480            33,400,480
        Accumulated deficit                                                   (4,721,628)           (2,664,069)
        Accumulated other comprehensive loss                                    (372,167)             (315,883)
                                                                            ------------          ------------
               Total stockholders' equity                                     28,341,503            30,455,346
                                                                            ------------          ------------
               Total liabilities and stockholders' equity                   $ 32,888,971          $ 35,647,691
                                                                            ============          ============


 See notes to unaudited condensed consolidated financial statements.

                          Command Systems, Inc.
             Condensed Consolidated Statements of Operations


                                                               Three Months Ended June 30,
                                                                1999                 1998
                                                            -----------          -----------
                                                                       (unaudited)
Revenue                                                     $ 6,998,218          $ 8,697,074


Cost of revenue                                               5,156,147            5,949,041
                                                            -----------          -----------


Gross profit                                                  1,842,071            2,748,033


Selling, general and administrative expense                   2,915,268            3,251,174
                                                            -----------          -----------


Operating loss                                               (1,073,197)            (503,141)


Other income (expense):
       Interest income                                          226,917              284,373
       Interest expense                                          (9,800)                --
       Translation gain                                          23,449               90,618
       Other expense                                            (10,383)                --
                                                            -----------          -----------
                                                                230,183              374,991
                                                            -----------          -----------

Loss before income taxes                                       (843,014)            (128,150)
Income tax benefit                                                 --                152,888
                                                            -----------          -----------
Net (loss) income applicable to common stockholders         $  (843,014)         $    24,738
                                                            ===========          ===========

Basic and diluted (loss) earnings per share                 $     (0.11)         $      0.00
                                                            ===========          ===========


 See notes to unaudited condensed consolidated financial statements.

                          Command Systems, Inc.
             Condensed Consolidated Statements of Operations


                                                             Six Months Ended June 30,
                                                             1999                  1998
                                                        ------------          ------------
                                                                   (unaudited)
Revenue                                                 $ 13,930,629          $ 16,630,819

Cost of revenue                                           10,522,872            11,059,173
                                                        ------------          ------------

Gross profit                                               3,407,757             5,571,646

Selling, general and administrative expense                5,964,123             5,522,546
                                                        ------------          ------------

Operating (loss) income                                   (2,556,366)               49,100

Other income (expense):
       Interest income                                       483,680               331,218
       Interest expense                                      (10,727)              (40,366)
       Translation gain                                       20,120                90,618
       Other income                                            5,734                  --
                                                        ------------          ------------
                                                             498,807               381,470
                                                        ------------          ------------

(Loss) income before income taxes                         (2,057,559)              430,570
Income tax benefit                                              --                  48,607
                                                        ------------          ------------
Net (loss) income                                         (2,057,559)              479,177

Preferred stock dividends and accretion                         --                 260,303
                                                        ------------          ------------
Net (loss) income applicable to common stockholders     $ (2,057,559)         $    218,874
                                                        ============          ============

Basic and diluted (loss) earnings per share             $      (0.27)         $       0.03
                                                        ============          ============


 See notes to unaudited condensed consolidated financial statements.

                              Command Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows



                                                                                   Six Months Ended June 30,
                                                                                  1999                  1998
                                                                              ------------          ------------
                                                                                         (unaudited)
Cash flows from operating activities:
     Net (loss) income                                                        $ (2,057,559)         $    479,177
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
            Depreciation and amortization                                          661,172               548,005
            Bad debt expense                                                        88,200              (181,502)
            Gain on disposal of equipment                                           10,559                  --
            Changes in operating assets and liabilities:
                    Accounts receivable                                            488,086              (867,283)
                    Prepaid expenses and other assets                               23,449              (247,062)
                    Deposits and other noncurrent assets                            23,757                58,958
                    Accounts payable and accrued expenses                         (724,844)              590,983
                    Accrued payroll and related costs                              254,093                 5,411
                    Deferred revenue                                               (85,264)             (130,194)
                    Deferred income taxes                                          (21,379)             (414,701)
                    Income taxes payable                                              --                 (78,535)
                                                                              ------------          ------------
                           Net cash used in operating activities                (1,339,730)             (236,743)


Cash flows from investing activities:
      Purchases of furniture and improvements                                     (176,639)             (734,810)
      Sales of available for sale securities                                     4,198,000                  --
      Purchases of available for sale securities                               (17,083,387)                 --
                                                                              ------------          ------------
                           Net cash used in investing activities               (13,062,026)             (734,810)

Cash flows from financing activities:
      Issuance of common stock                                                        --              23,235,483
      Payments under revolving line of credit agreement                               --                (857,535)
      Payments of bank loan                                                           --                (556,952)
      Payment of preferred stock dividend                                             --                (297,641)
                                                                              ------------          ------------
                            Net cash provided by financing activities                 --              21,523,355

     Effect of exchange rate changes on cash                                       (20,919)             (226,835)
     (Decrease) increase in cash                                               (14,422,675)           20,324,967
     Cash, beginning of period                                                  16,169,749               391,687
                                                                              ------------          ------------
     Cash, end of period                                                      $  1,747,074          $ 20,716,654
                                                                              ============          ============

Cash paid for:
     Interest expense                                                         $     10,727          $     42,740
     Income taxes                                                             $     51,500          $    409,831


 See notes to unaudited condensed consolidated financial statements.

                              COMMAND SYSTEMS, INC.
            Condensed Consolidated Statements of Stockholders' Equity


                                                                                                  Accumulated
                                               Common Stock          Additional                      Other
                                        -----------------------       Paid in      Accumulated   Comprehensive   Stockholders'
                                          Shares        Amount        Capital        Deficit         Loss           Equity
                                        ----------     --------     -----------    -----------     ---------     ------------
Balance at December 31, 1998             7,656,750     $ 34,818     $33,400,480    $(2,664,069)    $(315,883)    $ 30,455,346
                                        ----------     --------     -----------    -----------     ---------     ------------
    Net loss                                  --           --              --       (2,057,559)         --         (2,057,559)
    Translation adjustment                    --           --              --             --         (56,284)         (56,284)
                                        ----------     --------     -----------    -----------     ---------     ------------
Balance at June 30, 1999 (unaudited)     7,656,750     $ 34,818     $33,400,480    $(4,721,628)    $(372,167)    $ 28,341,503
                                        ==========     ========     ===========    ===========     =========     ============



 See notes to unaudited condensed consolidated financial statements.

                             Command Systems, Inc.

         Notes To Unaudited Condensed Consolidated Financial Statements

                                  June 30, 1999


Note 1 Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year-ending December 31, 1999.

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 1998 on Form 10-K.

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

     Of the 3,105,000 shares sold in the initial public offering, 2,760,000 shares were properly registered, but the remaining 345,000 shares were not registered. Persons who purchased unregistered shares in the initial public offering had rescission rights under the Securities Act of 1933. However, the Company has been released from any liability for rescission by terms of the judgment entered by the court on August 11, 1999, in the purported consolidated class action discussed in Note 3 below. The Company and the selling stockholders in the initial public offering entered into an agreement with the Company's former securities counsel which served as the Company's counsel in the initial public offering holding the Company and the selling stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of such hold harmless agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition.

     The plaintiffs in the purported consolidated class action discussed in Note 3 below sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement was executed by the parties via their counsel. The federal district court entered a judgment approving this settlement on August 11, 1999. See Note 3 below.

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

     The plaintiffs sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement (the "Stipulation of Settlement" or "Stipulation") was executed by the parties via their counsel. The court entered a judgment approving this settlement on August 11, 1999. Pursuant to the terms of the Stipulation, the parties agreed to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million accumulated interest as of June 11, 1999, the date of the preliminary court approval of the Stipulation of Settlement, but will not be payable until the court's judgment of August 11, 1999 is no longer subject to appeal. Such judgment is not appealable after 30 days from the date the judgment was entered. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses.

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

     In the settlement, the members of the class represented by plaintiffs gave up their right to assert individual claims against the Company or its underwriters, based on their purchase of the Company's common stock in the initial public offering and in the open market during the period from March 12, 1998 through April 29, 1998. In return for this concession, class members became entitled to share pro rata in the $5.75 million cash settlement fund, plus interest, minus approved attorneys' fees and related expenses. No class member chose not to participate in, or to "opt-out" of, the settlement.

     The settlement provided for a pro rata distribution of the cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, to purchasers of the Company's common stock in the period from March 12 through April 29, 1998, inclusive. Without knowing the number of claimants, the Company cannot estimate the net amount actually payable on a per share basis.


Note 4 Earnings Per Share

    In 1997, the Company adopted FASB No. 128, "Earnings Per Share." All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement.

    The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                  1999              1998             1999              1998
Numerator for basic and diluted:

Net (loss) income                             $  (843,014)      $    24,738      $(2,057,559)      $   479,177
Preferred stock dividends and accretion              --                --               --            (260,303)
                                              -----------       -----------      -----------       -----------
Numerator for basic and diluted earnings
 per share--net (loss) income applicable to
 common stockholders                          $  (843,014)      $    24,738      $(2,057,559)      $   218,874
                                              ===========       ===========      ===========       ===========


Denominator:

Denominator for basic earnings per share--
 weighted average shares                        7,656,750         7,656,750        7,656,750         6,266,851


Effect of dilutive securities:
Employee stock options                               --              20,539             --              40,741
                                              -----------       -----------      -----------       -----------

Denominator for diluted earnings per
 share--weighted average shares                 7,656,750         7,677,289        7,656,750         6,307,592
                                              ===========       ===========      ===========       ===========

Basic and diluted (loss)
 earnings per share applicable
 to common stockholders                       $     (0.11)      $      0.00      $     (0.27)      $      0.03
                                              ===========       ===========      ===========       ===========

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

     The following table represents the components of comprehensive income for the three- and six-month periods ended June 30:

                                                 THREE-MONTHS ENDED                 SIX-MONTHS ENDED
                                                       JUNE 30                           JUNE 30
                                              -------------------------       ---------------------------
Net (loss) income                             $(843,014)      $  24,738       $(2,057,559)      $ 479,177
Other comprehensive (loss) income:
Foreign currency translation adjustments        (52,000)       (211,000)          (56,000)       (227,000)
                                              ---------       ---------       -----------       ---------
Other comprehensive (loss) income             $(895,014)      $(186,262)      $(2,113,559)      $ 252,177
                                              =========       =========       ===========       =========

     Accumulated other comprehensive income equals the amount included in stockholders' equity for cumulative translation adjustments which is the only component of other comprehensive income included in the Company's condensed consolidated financial statements.

Note 6 Segment Reporting

     The Company operates in one industry segment: providing a wide range of computer consulting services to large financial services organizations primarily in North America. The Company operates in two geographic areas; the United States and India. Prior to 1996, the Company only operated in the United States.

                                         UNITED STATES            INDIA             ELIMINATION           CONSOLIDATED
THREE-MONTHS ENDED JUNE 30, 1999
Revenue                                  $  6,972,559          $   382,158          $  (356,499)         $  6,998,218
Operating loss                               (900,287)            (172,910)                --              (1,073,197)
Identifiable assets                        28,712,017            4,176,954                 --              32,888,971

THREE-MONTHS ENDED JUNE 30, 1998
Revenue                                  $  8,697,074          $ 1,126,349          $(1,126,349)         $  8,697,074
Operating (loss) income                      (849,115)             345,974                 --                (503,141)
Identifiable assets                        31,603,857            4,602,606                 --              36,206,463

SIX-MONTHS ENDED JUNE 30, 1999
Revenue                                  $ 13,873,335          $   669,788          $  (612,494)         $ 13,930,629
Operating (loss) income                    (2,022,499)            (533,867)                --              (2,556,366)
Identifiable assets                        28,712,017            4,176,954                 --              32,888,971

SIX-MONTHS ENDED JUNE 30, 1998
Revenue                                  $ 16,630,819          $ 2,230,613          $(2,230,613)         $ 16,630,819
Operating (loss) income                      (714,638)             763,738                 --                  49,100
Identifiable assets                        31,603,857            4,602,606                 --              36,206,463

Note 7 Subsequent Events

     On August 1, 1999, the Company purchased 100% of the outstanding stock of Nova Technology, Inc. ("Nova") for $200,000. The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. Nova provides: Oracle IT consulting, systems integration and custom software application development.

                             COMMAND SYSTEMS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Forward-looking statements include statements regarding the Company's expected goals and strategies and the demand for IT services. Such statements are subject to a number of risks including the risks associated with the failure to obtain contracts to perform higher margin services, variability of quarterly operations and financial results, the ability of the Company to manage growth, the competitive market for technical personnel, reliance on significant customers, the year 2000 solutions services offering and the finite nature of demand for Year 2000 solutions services, competition, rapid technological change, dependence on the Company's Offshore Technology Resource Center and a variety of risks described under "Risk Factors" in the Company's Annual Report on Form 10-K. The Company undertakes no obligation to publicly release results of any of these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results.

OVERVIEW

       Command Systems, Inc. (the "Company") provides a wide range of information technology ("IT") solutions and services to financial services organizations to support their evolving business processes. The Company utilizes leading technologies to offer its customers a comprehensive range of IT services. In 1996, the Company established a software development facility in Bangalore, India (the "Offshore Technology Resource Center") which today provides customers with increased access to skilled IT professionals on a cost-effective basis.

       Management is aware that as a result of the detonation of nuclear devices in India in May 1998, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions, the effects of which are unknown to management at this time. Although the U.S. Government has lifted some sanctions in November 1998, others remain. No assurance can be given that such actions would not have a material adverse effect on the Company's business, financial condition or results of operations.


RESULTS OF OPERATIONS

       Three-months Ended June 30, 1999 Compared With Three-months Ended June 30, 1998

       Revenue during the three-month period ended June 30, 1999 decreased by 19.5% to $6,998,000 from $8,697,000 for the second quarter ended June 30, 1998. This decrease resulted primarily from a decrease in revenue generated from Year 2000 solutions services performed at the Offshore Technology Resource Center and from the Company's decision to de-emphasize hardware solutions services. Revenue may continue to decline as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

       Gross profit for the three-month period ended June 30, 1999 decreased by 33.0% to $1,842,000 from $2,748,000 for the three-month period ended June 30, 1998. Gross profit as a percentage of revenue decreased to 26.3% for the three-month period ended June 30, 1999 from 31.6% for the three-month period ended June 30, 1998. This decrease resulted primarily from a smaller amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services. Future gross profit as a percentage of revenue may continue to decline as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

       Selling, general and administrative expense consists primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and

India operations. Selling, general and administrative expense for the three-month period ended June 30, 1999 decreased by 10.3% to $2,915,000 from $3,251,000 for the three-month period ended June 30, 1998. The decrease is primarily attributed to a reduction in support staff and a one-time credit for communication charges at the Bangalore facility.

       The operating loss for the three-month period ended June 30, 1999 was $1,073,000 compared to a loss of $503,000 for the three-month period ended June 30, 1998. The operating loss as a percentage of revenue was 15.3% during the three-month period ended June 30, 1999 as compared to a loss of 5.8% for the three-month period ended June 30, 1998.

       Other income was $230,000 for the three-month period ended June 30, 1999 compared to other income of $375,000 for the three-month period ended June 30, 1998. Other income included $227,000 of interest income for the three- months ended June 30, 1999 and $284,000 of interest income for the three-month period ended June 30, 1998. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering. In addition, the Company recorded a foreign currency exchange gain of $23,000 for the three-month period ended June 30, 1999 compared to a foreign currency exchange gain of $91,000 for the three-month period ended June 30, 1998. The gain was in connection with the U.S. dollar denominated cash and receivable balances of its Indian operations.

       No income tax provision or benefit was recorded for the three-month period ended June 30, 1999 as compared to a $153,000 tax benefit for the three-month period ended June 30, 1998.

       As a result of the foregoing, the net loss was $843,000 for the three-month period ended June 30, 1999 as compared to net income of $25,000 for the three-month period ended June 30, 1998. Basic and diluted loss per share was $0.11 for the three-month period ended June 30, 1999 as compared to basic and diluted earnings per share of $0.00 for the three-month period ended June 30, 1998.

       Six-months Ended June 30, 1999 Compared With Six-months Ended June 30,
1998

       Revenue during the six-month period ended June 30, 1999 decreased by 16.2% to $13,931,000 from $16,631,000 for the six-month period ended June 30, 1998. This decrease resulted primarily from a decrease in revenue generated from Year 2000 solutions services performed at the Offshore Technology Resource Center and from the Company's decision to de-emphasize hardware solutions services. Revenue may continue to decline as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

       Gross profit for the six-month period ended June 30, 1999 decreased by 38.8% to $3,408,000 from $5,572,000 for the six-month period ended June 30, 1998. Gross profit as a percentage of revenue decreased to 24.5% for the six-month period ended June 30, 1999 from 33.5% for the six-month period ended June 30, 1998. This decrease resulted primarily from a smaller amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services.

       Selling, general and administrative expense for the six-month period ended June 30, 1999 increased by 8.0% to $5,964,000 from $5,523,000 for the six-month period ended June 30, 1998. The increase is primarily attributable to additional support staff to support planned sales growth and costs associated with being a public company.

       The operating loss for the six-month period ended June 30, 1999 was $2,556,000 compared to operating income of $49,000 for the six-month period ended June 30, 1998. The operating loss as a percentage of revenue was 18.3% for the six-month period ended June 30, 1999 as compared to income of 0.3% for the six-month period ended June 30, 1998.

       Other income was $499,000 for the six-month period ended June 30, 1999 compared to other income of $381,000 for the six-month period ended June 30, 1998. Other income included $484,000 of interest income for the six-month period ended June 30,1999 and $331,000 of interest income for the six-month period ended June 30, 1998. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering. In addition, the Company recorded a foreign currency exchange gain of $20,000 for the six-month period ended June 30,

1999 compared to foreign currency exchange gain of $91,000 for the six-month period ended June 30, 1998. The gain was in connection with the U.S. dollar denominated cash and receivable balances of its Indian operations.

       No income tax benefit or provision was recorded for the six-month period ended June 30, 1999 as compared to a $49,000 tax benefit for the six- month period ended June 30, 1998.

       As a result of the foregoing, the net loss was $2,058,000 for the six-month period ended June 30, 1999 as compared to net income of $219,000 for the six-month period ended June 30, 1998. Basic and diluted loss per share was $0.27 for the six-month period ended June 30, 1999 as compared to earnings per share of $0.03 for the six-month period ended June 30, 1998. Preferred stock dividends and accretion in 1998 of $260,000 affected basic and diluted earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

       Since inception, the Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities and proceeds from the issuance of common stock.

       The Company's operating activities used $1,340,000 for the six-month period ended June 30, 1999 compared to $237,000 for the six-month period ended June 30, 1998. Cash was used primarily to fund the operating loss.

       The Company used cash of $13,062,000 during the six-month period ended June 30, 1999 as compared to $735,000 during the six-month period ended June 30, 1998. The Company acquired $12,885,000 of marketable securities during the six-month period ended June 30, 1999. The Company spent $177,000 for capital expenditures during the six-month period ended June 30, 1999 as compared to $735,000 during the six-month period ended June 30, 1998 to support planned sales growth.

       The Company did not have any financing activities for the six-month period ended June 30, 1999; $21,561,000 was provided by financing activities for the same period in 1998. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering. Of the 2,200,000 shares sold by the Company, 100,000 shares were not registered. In addition, a registration statement did not cover 245,000 shares sold by selling stockholders in the public offering. The Company has filed a registration statement covering the 345,000 unregistered shares which was declared effective February 5, 1999. Persons who purchased unregistered shares in the initial public offering had rescission rights under the Securities Act of 1933. However, the Company has been released from any liability for rescission by terms of the judgment entered by the court on August 11, 1999, in the purported consolidated class action discussed in Note 3 above.

       The Company and certain stockholders who sold shares in the initial public offering entered into an indemnification agreement with the Company's former counsel in the initial public offering, which held Command and those stockholders harmless for damages which might result from any claims as a consequence of the aforementioned circumstances. In view of the indemnification agreement, and in light of assurances the Company has received concerning the professional indemnity insurance maintained by such counsel, the Company does not believe that any claims relating to the foregoing will have a material adverse effect on its financial condition. See "Part I Item 1. Financial Statements Note 2 to the Unaudited Condensed Consolidated Financial Statements." Stockholders in connection with the initial public offering are also suing the Company. The stockholders suing the Company in their consolidated lawsuit sought rescission of the sales of all the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement was executed by the parties via their counsel. The federal district court entered a judgment approving this settlement on August 11, 1999. See " Part II Item 1. Legal Proceedings."

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

       As of June 30, 1999, the Company had $1,747,000 in cash and cash equivalents and had working capital of $19,600,000. During the period the Company invested its excess cash balances primarily in U.S. Treasury Notes with maturity dates up to two years.

       In October 1998, the Company entered into a revolving line of credit, which limits borrowings to $4.0 million, for its U.S. operations. As of June 30, 1999, no amounts were outstanding under the credit facility. Borrowings under this bank line of credit are secured by substantially all of the Company's tangible and intangible personal property and are utilized primarily to fund the Company's working capital requirements. The Company is required to maintain a minimum of the following: total net worth of five times credit facility; debt service coverage ratio of 3:1; interest coverage of 3:1; and a current ratio of 2:1. In June 1998, Command International Software Pvt., the Company's wholly-owned Indian subsidiary, entered into a funded and non-funded credit facility. The funded facility provides for borrowing up to 90% of the Company's export receivables subject to a maximum of Rs 7.5 MM (approximately $175,000), based upon monthly export billing, and an overdraft facility of Rs .5 MM (approximately $12,000). The export billing facility is at a base FEDAI rate of 9%; the overdraft facility is at an interest rate of 17.85%. The non-funded facility provides for a letter of credit line in the amount of Rs .3MM (approximately $7,000). Corresponding deposits of 15% to 25% are required for utilized facilities. The letter of credit facility charge is 1.8% per annum; the guarantee letter of credit facility is at a commission rate of 1%. Primarily accounts receivable and a lien on the fixed assets of the Indian subsidiary secure these credit facilities. As of June 30, 1999, there were no outstanding amounts under these facilities.

       The Company believes that its cash balances and funds available from the sale of its marketable securities, together with other available funds, will be adequate to satisfy its current and planned operations over the next 12 months.


IMPACT OF THE YEAR 2000 ISSUE

       The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g.,"97" for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

       The Company has completed an assessment of our information systems to determine the extent to which our existing systems correctly define the Year 2000. Those systems found not to be compliant have been upgraded by the vendors of those systems except for certain purchased software packages which are expected to be upgraded and brought into compliance by their vendors before the Year 2000. The majority of the upgrades were implemented via standard maintenance contracts, without costs. As of this date, a nominal amount has been expended. The remaining upgrades are expected to be implemented for minimal cost. Based on such review we do not currently believe that we have material exposure to the Year 2000 problem with respect to our own information systems. With respect to the information systems of third parties that are our major vendors, we will be seeking to obtain Year 2000 compliance certifications for those systems that relate to our business. These third parties may include major hardware and software vendors, as well as financial services providers. Most of our major vendors have made public statements indicating that they intend to cause their products and services to be Year 2000 compliant on a timely basis. Based on the foregoing, we have not to date developed contingency plans for the failure by our major vendors to provide Year 2000 compliant products and services. The Year 2000 problem could affect the information systems of our major vendors as they relate to our business. Although we believe that the information systems of our major vendors as they relate to our business are Year 2000 compliant, we cannot be sure that the advent of the Year 2000 will not affect our major vendors' information systems. If a major vendor's information system fails or malfunctions significantly due to the Year 2000 problem it could materially and adversely affect us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

       Approximately 5% of the Company's sales consist of work performed by employees of the Company's Bangalore, India facility. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where the Company employs its workforce. The Company's currency exposure is concentrated in the Indian Rupee.

       The Company does not hedge overseas sales denominated in foreign currencies or translation exposures. The Company does not enter into financial instruments for speculation or trading purposes.

       The Company utilizes bank loans and other debt instruments throughout its operation. To mitigate foreign currency risk, such debt is usually denominated in the underlying local currency.

Interest Rate Risk

       The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in these interest rates primarily affect the interest earned on cash and cash equivalents and short-term investments.

COMMAND SYSTEMS, INC.



Part II  Other Information

Item 1.   Legal Proceedings.

       The discussion below references certain legal proceedings previously reported in and as of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

       On or about May 6, 1998, plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe filed a lawsuit in the United States District Court for the Southern District of New York. The lawsuit was filed against Command, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert
B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, a plaintiff named Michael Makinen, filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purports to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stock from March 12, 1998 the date of Command's initial public offering through April 29, 1998. The consolidated complaint alleges that the defendants violated the Securities Act of 1933 in that the Company failed to properly register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters.

       The plaintiffs sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement (the "Stipulation of Settlement" or "Stipulation") was executed by the parties via their counsel. The court entered a judgment approving this settlement on August 11, 1999. Pursuant to the terms of the Stipulation, the parties agreed to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million accumulated interest as of June 11, 1999, the date of the preliminary court approval of the Stipulation of Settlement, but will not be payable until the court's judgment of August 11, 1999 is no longer subject to appeal. Such judgment is not appealable after 30 days from the date the judgment was entered. In addition, the Company may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses.

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

       In the settlement, the members of the class represented by plaintiffs gave up their right to assert individual claims against the Company or its underwriters, based on their purchase of the Company's common stock in the initial public offering and in the open market during the period from March 12, 1998 through April 29, 1998. In return for this concession, class members became entitled to share pro rata in the $5.75 million cash settlement fund, plus interest, minus approved attorneys' fees and related expenses. No class member chose not to participate in, or to "opt-out" of, the settlement.

       The settlement provided for a pro rata distribution of the cash settlement fund, plus interest, minus approved attorneys' fees and related expenses, to purchasers of the Company's common stock in the period from March 12 through April 29, 1998, inclusive. Without knowing the number of claimants, the Company cannot estimate the net amount actually payable on a per share basis.


Item 2. Changes in Securities and Use of Proceeds.

       None.

Item 3. Defaults Upon Senior Securities.

       None.

Item 4. Submission of Matters to a Vote of Security Holders.

       None.

Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.


Exhibit
  No.                Title
-------              -----

  27         Financial Data Schedule


The Company did not file any reports on Form 8-K during the three-months ended June 30, 1999.

                             COMMAND SYSTEMS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                 Command Systems, Inc.


       8/16/99                    /s/ Edward G. Caputo
-----------------------          ----------------------------------------------
(Date)                           President and Chief Executive Officer
                                 (principal executive officer)


       8/16/99                    /s/ Stephen L. Willcox
-----------------------          ----------------------------------------------
(Date)                           Chief Financial Officer
                                 (principal financial and accounting officer)