Form 10-Q
period 1999-09-30
COMMAND SYSTEMS INC
filed 1999-11-15
CIK 1052439

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the Third Quarter Ended September 30, 1999

    Commission file number: 0-23797
                            -------


                              COMMAND SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-1527672
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

     POND VIEW CORPORATE CENTER
        76 BATTERSON PARK RD.
            FARMINGTON, CT                                     06032
-----------------------------------------                    ----------
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

                             Yes [X]     No [ ]

Common Stock. $.01 Par Value 7,656,750 shares as of November 12, 1999.

                              COMMAND SYSTEMS, INC.

                                      INDEX
                                      -----



Part I   Financial Information


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998...........................................     1

         Condensed Consolidated Statements of Operations Three-months
         ended September 30, 1999 and 1998...............................     2

         Condensed Consolidated Statements of Operations Nine-months
         ended September 30, 1999 and 1998...............................     3

         Condensed Consolidated Statements of Cash Flows Nine-months
         ended September 30, 1999 and 1998...............................     4

         Condensed Consolidated Statements of Stockholders' Equity as of
         September 30, 1999 and December 31, 1998........................     5

         Notes to Unaudited Condensed Consolidated Financial Statements
         as of September 30, 1999........................................  6-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................... 11-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    15


Part II  Other Information

Item 1.  Legal Proceedings............................................... 16-17

Item 2.  Changes in Securities and Use of Proceeds.......................    17

Item 3.  Defaults Upon Senior Securities.................................    17

Item 4.  Submission of Matters to a Vote of Security Holders.............    17

Item 5.  Other Information...............................................    17

Item 6.  Exhibits and Reports on Form 8-K................................    17

         Signatures......................................................    18

                                     Command Systems, Inc.
                             Condensed Consolidated Balance Sheets


                                                                            September 30,         December 31,
                                                                                 1999                  1998
                                                                            ------------          ------------
                                                                             (unaudited)
Assets
Current assets:
        Cash and cash equivalents                                           $  1,689,247          $ 16,169,749
        Marketable securities                                                 14,758,773             2,824,417
        Accounts receivable, net of allowance for doubtful accounts
          of $531,805 and $341,942 in 1999 and 1998                            4,985,913             6,433,864
        Prepaid expenses and other assets                                        305,112               571,285
        Income taxes recoverable                                                 402,545               364,892
                                                                            ------------          ------------
               Total current assets                                           22,141,590            26,364,207


Furniture and improvements
        Furniture and equipment                                                2,894,923             2,857,215
        Leasehold improvements                                                 1,003,052               995,030
                                                                            ------------          ------------
                                                                               3,897,975             3,852,245
        Less accumulated depreciation and amortization                        (2,131,686)           (1,569,489)
                                                                            ------------          ------------
                 Net furniture and improvements                                1,766,289             2,282,756

Other assets:
        Goodwill, net of accumulated amortization
          of $805,986 and $456,356 in 1999 and 1998                            6,171,882             6,388,982
        Deposits                                                                 461,539               459,705
        Other non-current assets                                                  85,003               152,041
                                                                            ------------          ------------
              Total assets                                                  $ 30,626,303          $ 35,647,691
                                                                            ============          ============

Liabilities and Stockholders' Equity
Current liabilities:

        Accounts payable and accrued expenses                               $  1,773,759          $  2,505,343
        Accrued stockholder litigation and related expenses                      150,000             1,800,000
        Accrued payroll and related costs                                        954,832               754,292
        Deferred revenue                                                          47,446               132,710
                                                                            ------------          ------------
               Total current liabilities                                       2,926,037             5,192,345




Stockholders' equity:
        Common stock, $.01 par value, 25,000,000 shares authorized,
         7,656,750 issued and outstanding in 1999 and 1998                        34,818                34,818
        Additional paid-in-capital                                            33,400,480            33,400,480
        Accumulated deficit                                                   (5,349,406)           (2,664,069)
        Accumulated other comprehensive loss                                    (385,626)             (315,883)
                                                                            ------------          ------------
               Total stockholders' equity                                     27,700,266            30,455,346
                                                                            ------------          ------------
               Total liabilities and stockholders' equity                   $ 30,626,303          $ 35,647,691
                                                                            ============          ============


See notes to unaudited condensed consolidated financial statements.

                              Command Systems, Inc.
                 Condensed Consolidated Statements of Operations



                                                      Three Months Ended September 30,
                                                          1999                 1998
                                                      -----------          -----------
                                                                 (unaudited)

Revenue                                               $ 6,622,547          $ 8,921,237

Cost of revenue                                         4,628,904            6,330,612
                                                      -----------          -----------

Gross profit                                            1,993,643            2,590,625

Selling, general and administrative expense             2,907,034            3,163,276
                                                      -----------          -----------

Loss income                                              (913,391)            (572,651)

Other income (expense):
       Interest income                                    230,738              319,078
       Interest expense                                   (14,192)                --
       Other income                                        84,427                 --
       Translation gain (loss)                              5,938                 (663)
       Loss on disposal of equipment                      (21,298)                --
                                                      -----------          -----------
                                                          285,613              318,415
                                                      -----------          -----------

(Loss) before income taxes                               (627,778)            (254,236)
Income tax benefit                                           --                 66,088
                                                      -----------          -----------
Net loss                                                 (627,778)            (188,148)

Preferred stock dividends and accretion                      --                   --
                                                      -----------          -----------
(Loss) applicable to common stockholders              $  (627,778)         $  (188,148)
                                                      ===========          ===========

Basic and diluted loss per share                      $     (0.08)         $     (0.02)
                                                      ===========          ===========


 See notes to unaudited condensed consolidated financial statements.

                              Command Systems, Inc.
                 Condensed Consolidated Statements of Operations



                                                          Nine Months Ended September 30,
                                                            1999                  1998
                                                        ------------          ------------
                                                                    (unaudited)
Revenue                                                 $ 20,553,176          $ 25,552,056

Cost of revenue                                           15,151,776            17,389,784
                                                        ------------          ------------

Gross profit                                               5,401,400             8,162,272

Selling, general and administrative expense                8,871,157             8,685,822
                                                        ------------          ------------

Loss income                                               (3,469,757)             (523,550)

Other income (expense):
       Interest income                                       714,418               650,296
       Interest expense                                      (24,919)              (40,421)
       Other income                                           90,161                  --
       Translation gain                                       26,058                89,955
       Loss on disposal of equipment                         (21,928)                 --
                                                        ------------          ------------

                                                             783,790               740,251
                                                        ------------          ------------

(Loss) income before income taxes                         (2,685,967)              216,701

Income tax benefit                                              --                (114,695)
                                                        ------------          ------------
Net (loss) income                                         (2,685,967)              331,396

Preferred stock dividends and accretion                         --                 260,303
                                                        ------------          ------------
(Loss) income applicable to common stockholders         $ (2,685,967)         $     71,093
                                                        ============          ============

Basic and diluted (loss) earnings per share             $      (0.35)         $       --
                                                        ============          ============


 See notes to unaudited condensed consolidated financial statements.

                              Command Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows




                                                                               Nine Months Ended September 30,
                                                                                 1999                  1998
                                                                             ------------          ------------
                                                                                         (unaudited)
Cash flows from operating activities:
     Net (loss) income                                                       $ (2,685,337)         $    290,975
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
            Depreciation and amortization                                         959,672               863,484
            Bad debt expense                                                      288,200              (181,502)
            Loss on disposal of equipment                                          21,928                  --
            Deferred taxes                                                        (37,653)             (545,870)
            Changes in operating assets and liabilities:
                    Accounts receivable                                         1,159,751            (2,024,764)
                    Prepaid expenses and other assets                              76,886                 4,430
                    Deposits and other non-current assets                         (78,679)             (124,659)
                    Accounts payable and accrued expenses                      (2,203,455)             (214,972)
                    Accrued payroll and related costs                             200,541               405,797
                    Deferred revenue                                              (85,264)              (82,659)
                    Income taxes payable                                             --                 (70,453)
                                                                             ------------          ------------
                           Net cash used in operating activities               (2,383,410)           (1,680,193)

Cash flows from investing activities:
      Purchases of equipment and improvements                                    (134,013)           (1,018,325)
      Sales of available for sale securities                                    7,307,923                  --
      Purchases of available for sale securities                              (19,242,279)                 --
                                                                             ------------          ------------
                           Net cash used in investing activities              (12,068,369)           (1,018,325)

Cash flows from financing activities:
      Issuance of common stock                                                       --             23,210,818
      Payments under revolving line of credit agreement                              --               (857,535)
      Payments of bank loan                                                          --               (533,191)
      Payment of preferred stock dividend                                            --               (297,641)
                                                                             ------------          ------------
                           Net cash provided by financing activities                 --              21,522,451

     Effect of exchange rate changes on cash                                      (28,723)             (104,636)
     (Decrease) increase in cash                                              (14,480,502)           18,719,297
     Cash, beginning of period                                                 16,169,749               391,687
                                                                             ------------          ------------
     Cash, end of period                                                     $  1,689,247          $ 19,110,984
                                                                             ============          ============

Cash paid for:
     Interest expense                                                        $     24,919          $     40,421
     Income taxes                                                            $     51,500          $    460,017

 See notes to unaudited condensed consolidated financial statements.

                              COMMAND SYSTEMS, INC.
            Condensed Consolidated Statements of Stockholders' Equity

                                                                                                       Accumulated
                                                  Common Stock         Additional                         Other
                                             ---------------------       Paid-in      Accumulated    Comprehensive
                                               Shares       Amount       Capital         Deficit           Loss           Total
                                             ---------     -------     -----------     -----------      ---------      ------------
Balance at December 31, 1998                 7,656,750     $34,818     $33,400,480     $(2,664,069)     $(315,883)     $ 30,455,346
                                             ---------     -------     -----------     -----------      ---------      ------------
    Net loss                                      --          --              --        (2,685,337)          --          (2,685,337)
    Translation adjustment                        --          --              --              --          (69,743)          (69,743)
                                             ---------     -------     -----------     -----------      ---------      ------------
Balance at September 30, 1999 (unaudited)    7,656,750     $34,818     $33,400,480     $(5,349,406)     $(385,626)     $ 27,700,266
                                             =========     =======     ===========     ===========      =========      ============


See notes to unaudited condensed consolidated financial statements.

                              Command Systems, Inc.

         Notes To Unaudited Condensed Consolidated Financial Statements

                                September 30,1999


Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year-ending December 31, 1999.

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

     The Company sold 2,200,000 of the aforementioned shares, and received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses in the amount of $1,314,000.

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

     Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, named plaintiff Michael Makinen, filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purported to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stock from March 12, 1998, the date of the initial public offering, through April 29, 1998. The consolidated complaint alleged that the defendants violated the Securities Act of 1933 in that the Company failed to properly register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters.

     The plaintiffs sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement (the "Stipulation of Settlement" or "Stipulation") was executed by the parties via their counsel. Pursuant to the terms of the Stipulation, the parties agreed to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million accumulated interest as of June 11, 1999, the date of the preliminary court approval of the Stipulation of Settlement. The court entered a judgment approving this settlement on August 11, 1999, which became final and no longer subject to appeal on September 10, 1999. On September 10, 1999 the settlement fund was also established. The Company also, may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses.

     Of the $5.75 million deposited in the settlement fund established September 10, 1999 by the Company, the Company has been reimbursed for all but $1.65 million. This reimbursement came in part from the Company's insurance carrier and the rest pursuant to the indemnification agreement with the Company's former counsel in the initial public offering.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                 --------------------------------          --------------------------------
                                                     1999                 1998                 1999                 1998
                                                 -----------          -----------          -----------          -----------
Numerator for basic and diluted:

Net (loss) income                                $  (627,778)         $  (188,148)         $(2,685,337)         $   290,975
Preferred stock dividends and accretion                 --                   --                   --               (260,303)
                                                 -----------          -----------          -----------          -----------
Numerator for basic and diluted earnings
 per share--net (loss) income applicable
 to common stockholders                          $  (627,778)         $  (188,148)         $(2,685,337)         $    30,672
                                                 ===========          ===========          ===========          ===========



Denominator:
Denominator for basic earnings per
 share--weighted average shares                    7,656,750            7,656,750            7,656,750            6,730,151


Effect of dilutive securities:
Employee stock options                                  --                  1,130                 --                 27,537
                                                 -----------          -----------          -----------          -----------

Denominator for diluted earnings per
 share--weighted average shares                    7,656,750            7,657,880            7,656,750            6,757,688
                                                 ===========          ===========          ===========          ===========

Basic and diluted (loss)
 earnings per share applicable
 to common stockholders                          $     (0.08)         $     (0.02)         $     (0.35)         $      0.00
                                                 ===========          ===========          ===========          ===========

Note 5  Comprehensive Income

     During 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that requires disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     The following table presents the components of comprehensive income for the three-months and nine-month periods ended September 30:

                                                       THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 ----------------------------          ------------------------------
                                                    1999               1998                1999               1998
                                                 ---------          ---------          -----------          ---------
Net (loss) income                                $(627,778)         $(188,148)         $(2,685,337)         $ 290,975
Other comprehensive (loss) income:
Foreign currency translation adjustments           (14,000)            (1,000)             (70,000)          (228,000)
                                                 ---------          ---------          -----------          ---------
Other comprehensive (loss) income                $(641,778)         $(189,148)         $(2,755,337)         $  62,975
                                                 =========          =========          ===========          =========

     Accumulated other comprehensive income equals the amount included in stockholders' equity for cumulative translation adjustments which is the only component of other comprehensive income included in the Company's condensed consolidated financial statements.

Note 6  Segment Reporting

     The Company operates in one industry segment providing a wide range of computer consulting services to large financial services organizations primarily in North America. The Company operates in two geographic areas: the United States and India. Prior to 1996, the Company only operated in the United States.

                                UNITED STATES            INDIA             ELIMINATION          CONSOLIDATED
                                -------------            -----             -----------          ------------
THREE-MONTHS ENDED
SEPTEMBER 30, 1999
Revenue                         $  6,571,846          $   229,882          $  (179,181)         $  6,622,547
Operating loss                      (633,196)            (280,195)                --                (913,391)
Identifiable assets               26,629,052            3,997,251                 --              30,626,303

THREE-MONTHS ENDED
SEPTEMBER 30, 1998
Revenue                         $  8,921,237          $   946,564          $  (946,564)         $  8,921,237
Operating (loss) income             (284,003)            (288,648)                --                (572,651)
Identifiable assets               30,738,501            4,583,344                 --              35,321,845

NINE-MONTHS ENDED
SEPTEMBER 30, 1999
Revenue                         $ 20,445,181          $   899,670          $  (791,675)         $ 20,553,176
Operating (loss) income           (2,655,695)            (814,062)                --              (3,469,757)
Identifiable assets               26,629,052            3,997,251                 --              30,626,303


NINE-MONTHS ENDED
SEPTEMBER 30, 1998
Revenue                         $ 25,552,056          $ 3,177,717          $(3,177,717)         $ 25,552,056
Operating (loss) income             (998,641)             475,091                 --                (523,550)
Identifiable assets               30,738,501            4,583,344                 --              35,321,845

Note 7  Nova Acquisition

     On August 1, 1999, the Company purchased 100% of the outstanding stock of Nova Technology, Inc. ("Nova") for $200,000. The acquisition was accounted for as a purchase. As such, the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The goodwill recorded is a preliminary calculation based upon the August 1, 1999 financial information. The Company will be responsible for additional payments to Nova based upon the working capital provided by Nova and sales targets achieved over the next twelve months. Nova provides:
     Oracle IT consulting, systems integration and custom software application development.

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

     Management is aware that as a result of the detonation of nuclear devices in India in May 1998, there may be some adverse economic repercussions caused by the institution of sanctions or other similar actions, the effects of which are unknown to management at this time. Although the U.S. Government waived some sanctions in November 1998, others remain. No assurance can be given that any of these sanctions will continue to be waived , that additional economic sanctions of this nature will not be imposed or that these actions would not have a material adverse effect on the Company's business, financial condition or results of operations.


RESULTS OF OPERATIONS

     Three-Months Ended September 30, 1999 Compared With Three-Months Ended September 30, 1998

     Revenue during the three-month period ended September 30, 1999 decreased by 25.8% to $6,623,000 from $8,921,000 for the third quarter ended September 30, 1998. This decrease resulted primarily from a decrease in revenue generated from Year 2000 solutions services performed at the Offshore Technology Resource Center and from the Company's decision to de-emphasize hardware solutions services. Revenue may continue to decline as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

     Gross profit for the three-month period ended September 30, 1999 decreased by 23.0% to $1,994,000 from $2,591,000 for the three-month period ended September 30, 1998, as a result of a reduction in revenue. Gross profit as a percentage of revenue increased to 30.1% for the three-month period ended September 30, 1999 from 29.0% for the three-month period ended September 30, 1998. This margin increase resulted primarily from permanent placements and Oracle sales which were offset by a smaller amount of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services. Future gross profit as a percentage of revenue may decline as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

     Selling, general and administrative expense consists primarily of salaries and employee benefits for selling and administrative personnel as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. Selling, general and administrative expense for the three-month period ended September 30, 1999 decreased by 8.1% to $2,907,000 from $3,163,000 for the three-month period ended September 30, 1998. The decrease is primarily attributable to a reduction in support staff.

     The operating loss for the three-month period ended September 30, 1999 was $913,000 compared to a loss of $573,000 for the three-month period ended September 30, 1998. The operating loss as a percentage of revenue was 13.8% during the three-month period ended September 30, 1999 as compared to a loss of 6.4% for the three-month period ended September 30, 1998.

     Other income was $286,000 for the three-month period ended September 30, 1999 compared to $318,000 for the three-month period ended September 30, 1998. Other income included $231,000 of interest income for the three-months ended September 30, 1999 and $319,000 of interest income for the three-month period ended September 30, 1998. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering. In addition, the Company recorded rental income of $67,000 in connection with subleasing space at its Bangalore facility during the three-months ended September 30, 1999.

     No income tax provision or benefit was recorded for the three-month period ended September 30, 1999 as compared to a $66,000 tax benefit for the three-month period ended September 30, 1998.

     As a result of the foregoing, the net loss was $628,000 for the three-month period ended September 30, 1999 as compared to a net loss of $188,000 for the three-month period ended September 30, 1998. Basic and diluted loss per share was $0.08 for the three-month period ended September 30, 1999 as compared to basic and diluted loss per share of $0.02 for the three-month period ended September 30, 1998.

     Nine-Months Ended September 30, 1999 Compared With Nine-Months Ended September 30, 1998

     Revenue during the nine-month period ended September 30, 1999 decreased by 19.6% to $20,553,000 from $25,552,000 for the nine-month period ended September 30, 1998. This decrease resulted primarily from a decrease in revenue generated from Year 2000 solutions services performed at the Offshore Technology Resource Center and from the Company's decision to de-emphasize hardware solutions services. Revenue may continue to decline as the demand for Year 2000 solution services continues to diminish as the Year 2000 approaches.

     Gross profit for the nine-month period ended September 30, 1999 decreased by 33.8% to $5,401,000 from $8,162,000 for the nine-month period ended September 30, 1998 as a result of the reduction in revenue and a 5.6 point reduction in gross profit margin. Gross profit as a percentage of revenue decreased to 26.3% for the nine-month period ended September 30, 1999 from 31.9% for the nine-month period ended September 30, 1998. This decrease resulted primarily from a smaller percentage of the Company's revenue being derived from Year 2000 solutions services which typically carry higher margins than the Company's traditional IT services.

     Selling, general and administrative expense for the nine-month period ended September 30, 1999 increased by 2.1% to $8,871,000 from $8,686,000 for the nine-month period ended September 30, 1998. The increase is primarily attributable to additional support staff to support planned sales growth and costs associated with being a public company.

     The operating loss for the nine-month period ended September 30, 1999 was $3,470,000 compared to an operating loss of $524,000 for the nine-month period ended September 30, 1998. The operating loss as a percentage of revenue was 16.9% for the nine-month period ended September 30, 1999 as compared to a loss of 2.0% for the nine-month period ended September 30, 1998.

     Other income was $784,000 for the nine-month period ended September 30, 1999 compared to other income of $700,000 for the nine-month period ended September 30, 1998. Other income included $714,000 of interest income for the nine-month period ended September 30,1999 and $650,000 of interest income for the nine-month period ended September 30, 1998. The interest income was attributable to interest earned from investment of the net proceeds of the Company's initial public offering. In addition, the Company recorded a foreign currency exchange gain of $26,000 for the nine-month period ended September 30, 1999 compared to a foreign currency exchange gain of $90,000 for the nine-month period ended September 30, 1998. The gain was in connection with the U.S. dollar denominated cash and receivable balances of its Indian operations.

     No income tax benefit or provision was recorded for the nine-month period ended September 30, 1999 compared to a $115,000 tax benefit for the nine-month period ended September 30, 1998.

     As a result of the foregoing, the net loss was $2,685,000 for the nine-month period ended September 30, 1999 as compared to net income of $291,000 for the nine-month period ended September 30, 1998. Basic and diluted loss per share was $0.35 for the nine-month period ended September 30, 1999 as compared to breakeven earnings per share for the nine-month period ended September 30, 1998. Preferred stock dividends and accretion in 1998 of $260,000 affected basic and diluted earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company has financed its operations and capital expenditures primarily with internally generated cash flows, borrowings under its credit line facilities and proceeds from the issuance of preferred and common stock.

     The Company's operating activities used $2,383,000 for the nine-month period ended September 30, 1999 compared to $1,680,000 for the nine-month period ended September 30, 1998. Cash was used primarily to fund the operating loss and pay the shareholder litigation settlement.

     The Company used cash of $12,068,000 for investing activities during the nine-month period ended September 30, 1999 as compared to $1,018,000 during the nine-month period ended September 30, 1998. The Company acquired $11,934,000 of marketable securities during the nine-month period ended September 30, 1999. The Company spent $134,000 for capital expenditures during the nine-month period ended September 30, 1999 as compared to $1,018,000 during the nine-month period ended September 30, 1998 to support planned sales growth.

     The Company did not have any financing activities for the nine-month period ended September 30, 1999; $21,522,000 was provided by financing activities for the same period in 1998. In March 1998, the Company issued and sold 2,200,000 shares of $.01 par value common stock for $12.00 per share in its initial public offering.

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

     As of September 30, 1999, the Company had $1,689,000 in cash and cash equivalents and had working capital of $19,216,000. During the period, the Company invested its excess cash balances primarily in U.S. Treasury Notes with maturity dates up to two years.

     In October 1999, the Company renewed its revolving line of credit, which limits borrowings to $4.0 million, for its U.S. operations. As of September 30, 1999, no amounts were outstanding under the credit facility. Borrowings under this bank line of credit are secured by substantially all of the Company's tangible and intangible personal property and are utilized primarily to fund the Company's working capital requirements. The Company is required to maintain a minimum of the following: total net worth of five times credit facility; debt service coverage ratio of 3:1; interest coverage of 3:1; and a current ratio of 2:1. In June 1998, Command International Software Pvt., the Company's wholly-owned Indian subsidiary, entered into a funded and non-funded credit facility. The funded facility provides for borrowing up to 90% of the Company's export receivables subject to a maximum of Rs 7.5 MM (approximately $175,000), based upon monthly export billing, and an overdraft facility of Rs .5 MM (approximately $12,000). The export billing facility is at a base FEDAI rate of 9%; the overdraft facility is at an interest rate of 17.85%. The non-funded facility provides for a letter of credit line in the amount of Rs .3MM (approximately $7,000). Corresponding deposits of 15% to 25% are required for utilized facilities. The letter of credit facility charge is 1.8% per annum; the guarantee letter of credit facility is at a commission rate of 1%. Primarily accounts receivable and a lien on the fixed assets of the Indian subsidiary secure these credit facilities. As of September 30, 1999, there were no outstanding amounts under these facilities.

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

     The Company has completed an assessment of its information systems to determine the extent to which existing systems correctly define the Year 2000. Those systems found not to be compliant have been upgraded by the vendors of those systems except for certain purchased software packages which are expected to be upgraded and brought into compliance by their vendors before the Year 2000. The majority of the upgrades were implemented via standard maintenance contracts, without costs. As of this date, a nominal amount has been expended. The remaining upgrades are expected to be implemented for minimal cost. Based on such review we do not currently believe that we have material exposure to the Year 2000 problem with respect to our own information systems. With respect to the information systems of third parties that are our major vendors, we will be seeking to obtain Year 2000 compliance certifications for those systems that relate to our business. These third parties may include major hardware and software vendors, as well as financial services providers. Most of our major vendors have made public statements indicating that they intend to cause their products and services to be Year 2000 compliant on a timely basis. Based on the foregoing, we have not to date developed contingency plans for the failure by our major vendors to provide Year 2000 compliant products and services. The Year 2000 problem could affect the information systems of our major vendors as they relate to our business. Although we believe that the information systems of our major vendors as they relate to our business are Year 2000 compliant, we cannot be sure that the advent of the Year 2000 will not affect our major vendors' information systems. If a major vendor's information system fails or malfunctions significantly due to the Year 2000 problem it could materially and adversely affect us.

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

Interest Rate Risk

     The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in these interest rates primarily affect the interest earned on cash and cash equivalents and marketable securities.

COMMAND SYSTEMS, INC.


Part II  Other Information

Item 1.   Legal Proceedings.

     The discussion below references certain legal proceedings previously reported in and as of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     On or about May 6, 1998, plaintiffs Don M. Doney, Jr. and Madelyn J. McCabe filed a lawsuit in the United States District Court for the Southern District of New York. The lawsuit was filed against Command, certain of the Company's officers and directors (Edward G. Caputo, Stephen L. Willcox, Robert B. Dixon, John J.C. Herndon, James M. Oates and Joseph D. Sargent) and the managing underwriters of the initial public offering (Cowen & Company and Volpe Brown Whelan & Company LLC). On or about June 22, 1998, the same plaintiffs amended their complaint in the lawsuit they had filed with the United States District Court for the Southern District of New York. On or about May 8, 1998, another plaintiff, Chaile B. Steinberg, filed a new lawsuit against the same defendants in the same court. On or about June 26, 1998, a plaintiff named Michael Makinen, filed a lawsuit in the same court against the same defendants. Each of the plaintiffs purported to represent a class consisting of purchasers of common stock pursuant to the initial public offering. These lawsuits were consolidated into one lawsuit by order of the United States District Court for the Southern District of New York. Consequently, the plaintiffs filed a consolidated complaint named In Re Command Systems, Inc. Securities Litigation on September 30, 1998, seeking to represent a class of purchasers of common stock from March 12, 1998, the date of the initial public offering through April 29, 1998. The consolidated complaint alleged that the defendants violated the Securities Act of 1933 in that the Company failed to properly register 345,000 shares of common stock that were sold in the initial public offering, and consequently the defendants sold unregistered securities to the public, and the prospectus for the initial public offering contained untrue statements of material fact and omitted to state other facts necessary to make the statements made in the prospectus not misleading with respect to the unregistered shares, the Company's business strategy and other matters.

     The plaintiffs sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement (the "Stipulation of Settlement" or "Stipulation") was executed by the parties via their counsel. Pursuant to the terms of the Stipulation, the parties agreed to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million accumulated interest as of June 11, 1999, the date of the preliminary court approval of the Stipulation of Settlement. The court entered into a judgment approving this settlement on August 11, 1999, which became final and no longer subject to appeal on September 10, 1999. On September 10, 1999, the settlement fund was also established. The Company also may be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses.

     Of the $5.75 million deposited in the settlement fund by the Company, the Company has been reimbursed for all but $1.65 million. This reimbursement came in part from the Company's insurance carrier and the rest pursuant to the indemnification agreement with the Company's former counsel in the initial public offering.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.


        Exhibit
          No.                Title
        -------              -----

          27         Financial Data Schedule.


The Company did not file any reports on Form 8-K during the three-months ended September 30, 1999.

                              COMMAND SYSTEMS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    Command Systems, Inc.

November 15, 1999                   /s/ Edward G. Caputo
----------------------              --------------------------------------------
(Date)                              President and Chief Executive Officer
                                    (principal executive officer)

November 15, 1999                   /s/ Stephen L. Willcox
----------------------              --------------------------------------------
(Date)                              Chief Financial Officer
                                    (principal financial and accounting officer)