Form 10-K
period 1999-12-31
COMMAND SYSTEMS INC
filed 2000-03-30
CIK 1052439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------
                                    FORM 10-K
                                   (Mark One)

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                           Commission File No. 0-23797

--------------------------------------------------------------------------------

                              COMMAND SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                    06-1527672
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

     Pondview Corporate Center, 76 Batterson Park Road, Farmington, CT 06032
          (Address of principal executive offices, including zip code)

                                 (860) 409-2000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $0.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO [ ]

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the registrant on March 15, 2000 was $14,737,000 based
                                                                ----------
on the closing sales price of the Common Stock on such date.

The aggregate number of Registrant's shares outstanding on March 15, 2000 was 7,656,750 of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                              COMMAND SYSTEMS, INC.
                                 1999 Form 10-K

                                Table of Contents
                                -----------------

PART I                                                                            Page No.

Item 1.  Business
Item 2.  Properties................................................................   4
Item 3.  Legal Proceedings.........................................................  15
Item 4.  Submission of Matters to a Vote of Security Holders.......................  16

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....   17
Item 6.  Selected Consolidated Financial Data......................................   17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................   19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk................   25
Item 8.  Financial Statements and Supplementary Data...............................   25
Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.......   25

PART III

Item 10. Directors and Executive Officers of Registrant............................   26
Item 11. Executive Compensation....................................................   26
Item 12. Security Ownership of Certain Beneficial Owners and Management............   26
Item 13. Certain Relationships and Related Transactions............................   26

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedule and Reports on
         Form 8-K..............................................................   26
Item 15. Signature Page........................................................   29

                                     PART I

Item 1.  BUSINESS

Introduction

We provide a wide range of information technology (IT) services and solutions to large financial services and insurance organizations, middle market companies and public sector organizations to support their evolving business needs. Our services are delivered through the use of seamless on-site and offshore consulting project teams. We strive to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. We are headquartered in Farmington, Connecticut and maintain offices in Hartford, New York, Boston and Stamford supported by an offshore technology resource center in Bangalore, India.

In 1996, through a joint venture with Phoenix Home Life Mutual Insurance Company, we created our offshore technology resource center in Bangalore, India. The facility, which we now wholly own, is ISO 9001 certified and is connected via a securepoint-to-point link to our headquarters, branch offices and customer sites. It offers our clients certain advantages as compared to domestic maintenance and/or development, including (1) cost savings; (2) faster response time and delivery, as larger teams can be deployed; (3) virtual 24-hour schedules, due to the time difference between North America and India; and (4) access to a larger pool of skilled, English-speaking IT professionals.

On February 3, 2000, we announced the formation of Command e-Solutions. The entire focus of Command e-Solutions is devoted to assisting clients who are creating e-businesses or are rethinking or expanding their existing businesses to integrate e-business capabilities. Command e-Solutions combines the e-business development talents of our United States and India based project teams and provides clients with high quality Internet technology capabilities.

We service a broad range of industries including consumer products, financial services, insurance, manufacturing, pharmaceuticals, professional services, retail and technology. In 1999, we provided services to over 100 customers.

Market Opportunity

Many businesses today are facing intense competition, accelerating technological change, personnel downsizing and widespread business process reengineering. Increasingly, these companies are turning to IT solutions to address these issues and to compete more effectively. As a result, the ability of an organization to integrate and deploy new information technologies has become critical. Although many companies have recognized the importance of IT systems and products to compete in this business climate, the process of designing, developing and implementing IT solutions has become increasingly complex. Companies are continuing to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server architectures, local and wide area networks, the Internet, shared databases and packaged application software. These advances have greatly enhanced the ability of companies to benefit from the application of IT.

During this time of increasing reliance on IT, rapid technological change and other challenges have strained the capabilities of the internal departments within these organizations. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and develop emerging IT solutions. Consequently, businesses are increasingly looking to outsource IT services. By outsourcing IT services, companies are able to focus on their core business, access specialized technical skills, implement IT solutions more rapidly, benefit from flexible staffing and reduce the cost of recruiting, training and retaining IT professionals.

The Internet has created numerous revenue growth and operating efficiency opportunities. As a result, a growing number of companies are turning to Internet professional services firms to design and implement their Internet and e-commerce solutions. According to Forrester Research, the market for such Internet and e-commerce services in the United States is projected to grow from $10.6 billion as of November 1999 to $64.8 billion in 2003, representing a compound growth rate of 59%.

The Command Systems Solution

Our solution is designed to enable large financial services and insurance organizations, middle market companies, and public sector organizations to use IT as a more effective business tool to support their evolving business needs. We deliver high-quality, cost-effective, full life-cycle solutions for complex IT problems, including e-business development, through the use of a seamless on-site and offshore project team. Our solutions give companies the insight and technology they need to evolve in increasingly competitive markets. The following are key attributes of our solution:

Broad Range of IT Services. We provide our customers with a single source for a broad range of IT services required to successfully design, develop and implement integrated solutions in the client/server, Internet and midrange computing environments including:

    . e-business development,
    . Internet/intranet applications,
    . network design and deployment,
    . outsourcing solutions,
    . application and systems development,
    . database design and development, and
    . staff augmentation services.

In addition, we utilize leading technologies such as object-oriented development, database management systems and various Internet/intranet networking technologies.

Continually Expand Our Solution Offerings. We continually leverage our core competencies to develop new solution capabilities that we then market to existing and potential clients. For example, advances in technology and functionality have led to the widespread acceptance of the Internet as a new global medium that allows people to share information and conduct commerce. Much of the growth of the Internet has been driven by corporate recognition that the Internet can be used to achieve competitive advantage. To meet this demand, on February 3, 2000 we announced the formation of Command e-Solutions to expand our Internet/e-commerce service offerings. The focus of Command e-Solutions is to help companies gain competitive advantage through the use of the Internet and e-business solutions.

A Strategic Focus on the Financial Services Industry. By focusing on the financial services industry since 1985, and particularly on the needs of large insurance companies, we have developed expertise in a large vertical market dominated by large organizations with extensive IT needs. We seek to leverage our expertise in the financial services industry to increase our customer base and to increase our business from existing customers. By hiring personnel with experience in the financial services industry, we have been able to establish new relationships with customers in this industry as well as maintain or strengthen existing relationships.

Offshore Technology Resource Center. In 1996 we established the offshore technology resource center in Bangalore, India. It offers our clients certain advantages as compared to domestic maintenance and/or development, including (1) cost savings; (2) faster response time and delivery, as larger teams can be deployed; (3) virtual 24-hour schedules, due to the time difference between North America and India; and (4) access to a larger pool of skilled, English-speaking IT professionals.

Expertise in Key and Emerging Technologies. We hire highly skilled personnel who are experienced with key technologies, such as client/server development and design and network integration, and emerging technologies, such as data warehousing and object-oriented analysis and design. Additionally, our IT professionals receive training in a variety of technology platforms. We assist customers in understanding the latest IT developments and guide them through the implementation of the IT solutions best suited to their needs.

Business Strategy

Our objective is to become the preferred single-source provider of IT services to an expanding base of customers by establishing teams that quickly and cost effectively provide industry-based IT solutions. Our strategies to achieve this objective include the following:

Cross-Sell Services to Existing Customers. Our relationships with our customers provide us with an opportunity to market additional services and solutions to such customers. We seek to maximize our customer retention rate and secure additional engagements by providing high-quality responsive services.

Leverage Expertise in Insurance Market. We seek to leverage our expertise within the insurance industry into a larger, more diverse customer base within the broader financial services market, especially as deregulation encourages the creation of full-service financial services organizations. Large companies dominate the insurance, banking and other financial service industries, with extensive IT needs. We seek to leverage our industry-specific expertise and our existing accounts into a larger number of customers in these IT intensive markets. As we expand our customer base, we intend to open additional regional sales offices in the U.S. to enable us to sell to and support existing and new customers in expanded geographic areas and industries. To achieve these goals, we may seek strategic acquisitions of organizations that complement or enhance our core skills.

Migration to Higher Margin Services. We seek to derive a greater percentage of our revenue from higher margin services. A core element of our growth strategy is to derive an increasing percentage of our revenue from higher margin Command-managed projects as opposed to lower margin client-managed staff augmentation projects.

Utilize Offshore Technology Resource Center. We believe that our offshore infrastructure improves our access to IT professionals, reduces our clients' costs associated with IT services and enables us to provide better support to our customers. This facility utilizes state-of-the-art technology and is connected via a secure point to point link to our headquarters, branch offices and customer sites.

Continued Development of Long-Term Relationships with Customers. We seek to develop long-term strategic relationships with our customers and leverage these relationships into additional project opportunities. For example, the knowledge of customers' systems gained during the performance of Year 2000 solutions has provided us with a competitive advantage in securing additional projects from these customers. We continue to develop preferred provider relationships with our customers. Our on-site personnel are integrated into the operations of our customers' IT departments. In addition, we make significant investments in technology enhancements to support the strategic technical direction of our customers. We also use several methods to obtain continuous customer feedback, including consultant performance surveys and regularly scheduled meetings with senior management of each customer. A significant portion of the compensation of our senior executives, sales executives, recruiters and senior solution and project managers is directly linked to customer satisfaction and the delivery of high quality, timely IT services at or below budget. We believe that these initiatives foster long-term customer satisfaction as evidenced by the fact that for each of the fiscal years ended December 31, 1999, 1998 and 1997 existing customers from the previous fiscal year generated over 60% of our revenue.

Attract, Train and Retain Highly Skilled IT Professionals. Our future success depends to a significant extent on our ability to attract, train, motivate and retain highly skilled IT professionals, particularly solution and project managers, software engineers and other technology leaders. To achieve this objective, we maintain programs and personnel to identify and hire the best available IT professionals. We conduct training of our IT professionals in both legacy systems and emerging technologies to enhance our methodologies. In order to attract , maintain and retain our employees, we focus on our corporate culture, incentive programs, compensation and benefits and provide a career and education management program to create an individualized structured career growth plan for our employees. We also have access to a large pool of IT professionals through our state-of-the-art Bangalore facility.

Services

We offer our clients a single source for a comprehensive range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments including: (1) e-business development; (2) Internet/intranet applications; (3) network design and deployment; (4) outsourcing solutions; (5) applications and systems development; (6) database design and development; and (7) staff augmentation. These services may be provided individually or as a combination of service offerings to provide complete solutions. We believe the successful implementation of major projects requires a wide range of skills and a comprehensive methodology for delivering these services. Accordingly, we employ senior consultants who possess industry-specific knowledge and a broad range of technical expertise. We have adopted an integrated approach to providing solutions to our customers. Each of our service offerings is led by a technology leader, supported by a team of dedicated IT consultants with focused expertise in the technologies specific to the service offering. Our dedicated teams of service providers work closely with each other, with our customers and with a wide variety of technology vendors. In this manner, we aim to ensure the availability of leading-edge technologies and capabilities, cost-efficient and timely delivery of services and the development of solutions for specific business needs and objectives. We believe that our integrated approach to designing, developing and implementing our service offerings promotes long-term customer satisfaction and a more complete understanding of customer requirements.

Our solutions are focused on providing integrated services in specific areas of expertise - Command e-Solutions, CommandWEB, CommandNET, CommandSOURCE, CommandAPPS, CommandDATA and CommandSTAFF. These groups also work together to provide cross-functional solutions. For example, solutions for the Internet may incorporate disciplines from the full spectrum of our services.

Following is a more detailed description of these services.

Command e-Solutions provides integrated e-business capabilities to clients who are creating e-businesses or expanding their existing businesses. These solutions give companies the insight and technology they need to evolve in increasingly competitive markets.

CommandWEB provides development of integrated Web-based applications that can increase market share and improve internal/external communications and services. Examples of CommandWEB applications include Web-enabling legacy application development, Web page design, security protection and Internet application development.

CommandNET is a comprehensive, project-based consulting service that uses network computing strategies and technologies to develop business connectivity solutions that allow people, technology and organizations to work collaboratively, regardless of geographic location. The technical expertise of our architects and engineers is backed by reliable project planning, integrated design experience and the market knowledge to assure that the best solutions are implemented on time and within budget. As an independent integrator, we have the capability to implement the best of breed in each component category and integrate them seamlessly into the best solution. Examples of CommandNET include workstation migration, the design and deployment of LAN/WAN software and hardware and software management solutions.

CommandSOURCE provides and manages the long-term maintenance of application systems by utilizing a range of technology toolsets. CommandSOURCE takes responsibility for project management, systems analysis, programming and ongoing maintenance. An important component of CommandSOURCE is our offshore technology resource center in Bangalore, India.

CommandAPPS provides advanced technology application development and support and employs traditional approaches and software frameworks to develop applications that meet clients' needs rapidly and efficiently with high quality results.

CommandDATA provides advanced administration and support for application and database servers. Featured in this service are middleware and database products from Microsoft, Oracle and IBM.

CommandSTAFF contracts to provide both temporary and permanent personnel with highly specialized technical skills. In order to obtain the necessary technical personnel for our contract staffing business, we conduct extensive recruiting operations. We also use these recruiting services to fulfill our internal personnel requirements.

Customers

Our customers consist primarily of large financial services and insurance organizations, middle-market companies and public sector organizations. We have maintained ongoing relationships with many of our customers over several years, spanning multiple projects and services. Our strategy is to maximize our customer retention rate and secure follow-on engagements by providing high-quality services and client responsiveness. For the year ended December 31, 1999, two customers accounted for approximately 16% and 12% of revenue. For the year ended December 31, 1998, two customers accounted for approximately 15% and 10% of revenue. For the year ended December 31, 1997, three customers accounted for approximately 13%, 13% and 10% of revenue.

Business Development

We market and sell our services to large financial service and insurance organizations, middle market companies and the public sector through a direct sales force located throughout our offices in Farmington and Stamford, Connecticut, Needham, Massachusetts and New York, New York, our technical delivery team and senior management. A significant amount of our business comes from additional projects from existing customers, referrals from existing customers, and from relationships within our target industries. We identify sales prospects through a variety of marketing activities, including attendance at targeted conferences and trade shows, mailings to senior business and IT executives, advertising, private briefings with individual companies, and seminars that demonstrate our unique capabilities. The sales executives work with our technical delivery team to:

   . define the scope, deliverables, assumptions and execution of strategies for the proposed project;
   .  develop project estimates;
   . prepare pricing and margin analyses; and . finalize sales proposals.

Management reviews and approves all proposals, which are then presented to the prospective customer. The sales executive remains actively involved in the project through the execution phase.

In order to develop an in-depth understanding of each customer's individual needs and to form strong customer relationships, sales executives are assigned to a limited number of customers that generally does not exceed twelve. These executives are responsible for providing highly responsive service and ensuring that our applications solutions achieve customer objectives. Commissions based upon the gross profit generated from each business transaction constitute a substantial portion of the total compensation for each sales executive.

Our maintenance and application services require a substantial financial commitment by customers and, therefore, typically involve a long sales cycle. Once a lead is generated, we endeavor to understand quickly the potential customer's business needs and objectives in order to develop the appropriate solution and bid, accordingly. Our technology leaders are involved throughout the sales cycle to ensure mutual understanding of customer goals, including time to completion, and technological requirements. The sales cycle for complex solutions projects typically range from one to six months from the time we initially meet with a prospective customer until the customer decides whether to authorize commencement of an engagement.

As of December 31, 1999, we had 15 persons engaged in sales and marketing full-time.

Human Resources

Our future success depends to a significant extent on our ability to attract, train, motivate and retain highly skilled IT professionals. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. We dedicate significant resources to recruiting consultants in the United States and India. Recruiting methods include advertisement on television, on the radio, in leading newspapers, in trade magazines and on our web site and through participation in career fairs. Each candidate is screened through a rigorous process comprising detailed interviews by our recruiting and technical personnel and technical testing. We also utilize stock options as part of our recruitment and retention strategy.

Our strategy for employee retention includes:

   .  career planning,
   . thorough initial and ongoing training, . allocation of assignments in accordance with employee skills and career objectives and
   . a comprehensive benefits package, including incentive-based compensation and tuition reimbursement.

As part of our retention efforts, we seek to minimize turnover by emphasizing:

   .  competitive salaries,
   .  employee stock options and

   .  contractual limitations effective upon termination of employment.

Our IT professionals receive on-going training on a variety of technology platforms and in new technologies. In addition to comprehensive technical training, we provide extensive training in software quality implementation processes.

As of December 31, 1999, we had 259 employees comprised of 204 salaried IT professionals, 15 sales and marketing personnel, 14 recruiting and human resources personnel and 26 general and administrative personnel. As of December 31, 1999, we also utilized 50 independent contractors to supplement our workforce.

Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Our Competition

The market for IT services includes a large number of competitors, is subject to rapid change and is highly competitive. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, "Big Five" accounting firms, systems consulting and implementation firms, application software firms, general management consulting firms and programming companies. In addition, we compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures. Many of our competitors have significantly greater financial, technical and marketing resources and generate greater revenue.

We believe that the principal competitive factors in the IT services industry include quality of service, availability of qualified technical personnel, responsiveness to client requirements and needs, price, ability to deliver large multi-year contracts, breadth of product and service offering, timely completion of projects, capital resources and perceived value.

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

We cannot assure you, however, that:

   . the steps taken by us to protect our rights will be adequate to deter theft of our intellectual property,
   . we will be able to detect unauthorized use and take appropriate steps to enforce our rights or
   . the laws of India or the United States will remain the same and , in particular, that the laws of India will not change in ways that affect us negatively.

Additionally, we may in the future license certain technologies to our customers. We cannot be certain that we will be able to:

   .  successfully license these technologies,
   .  protect them from infringement and
   .  prevent lawsuits against us relating to our licensing efforts.

We expect that the risk of such lawsuits will increase if more of our competitors are able to successfully obtain patents for software products and processes. See "Risk Factors -- We Have Limited Protection for and May Be Sued Over Our Use of Intellectual Property."

More About Command

We incorporated in Delaware on July, 1, 1997. Prior to that time, we conducted our business as Command Systems Incorporated, a corporation organized under the laws of the State of Connecticut on April 2, 1985 which was merged into Command Systems, Inc. in December 1997. In 1996, we established two subsidiaries:

   . Command International Holdings, LLC, a corporation organized under the laws of Mauritius, and
   .  Command International Software Pvt., an India unlimited liability company.

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

We May Fail to Obtain More Profitable Service Contracts

During 1999, 1998 and 1997, Year 2000 projects constituted most of our higher margin services. For the years ended December 31, 1999, 1998 and 1997 we realized 14%, 27% and 21%, respectively, of revenue related to Year 2000 solutions. There is no longer a demand for our Year 2000 solutions, and as a result, our financial performance has been adversely affected.

A core element of our growth strategy is to derive an increasing percentage of our revenue from higher margin Command-managed projects as opposed to lower margin client-managed staff augmentation projects. The sales and marketing methods for obtaining projects that we manage are different than those for our historical businesses and involve a longer sales process. In addition, we assume greater responsibility in coordinating and completing these larger, more complex projects that we manage. Consequently, we may not be successful in obtaining Command-managed projects.

We May Fail To Recruit and Retain IT Professionals

Our business involves the delivery of professional services and is labor-intensive. Our future success depends to a significant extent on our ability to attract, train, motivate and retain highly skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition.

Our Quarterly Financial Results May Vary Significantly

Our revenue and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter; the number of working days in a quarter; employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus fixed-price projects during the quarter. We recognize revenue on time-and-materials projects as the services are performed, while revenue on fixed-price projects are recognized using the percentage of completion method. Although fixed-price projects have not contributed significantly to revenue to date, operating results may be adversely affected in the future by cost overruns on fixed-price projects. Because a high percentage of our expenses are relatively fixed, variations in revenue may cause significant variations in operating results. Hiring and employment practices and applicable law in India make it difficult for us to effect reductions in staffing at our Bangalore, India facility. As a result, we are unable to quickly adjust these costs in the event that our revenue is unexpectedly lower in any quarter. Additionally, we periodically incur cost increases due to both the hiring of new employees and strategic investments in our infrastructure in anticipation of future opportunities for revenue growth. No assurances can be given that our quarterly results will not fluctuate, causing a material adverse effect on our business and financial condition.

The Internet Economy and the Market for E-Commerce Solutions is Still Developing

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. The Internet infrastructure may not continue to be able to support the demands placed on it by this continued growth. In addition, critical issues concerning the use of Internet and e-commerce solutions, including security, reliability, cost, ease of deployment and administration and quality of service, remain unresolved and may affect the acceptance of these technologies to operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the necessary infrastructure is not developed, our business could be adversely affected.

Even if these issues are resolved, businesses may not elect to outsource the design, development and maintenance of their Web sites to Internet professional services firms. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, enterprises may choose to design, develop or maintain all or part of their intranets, extranets or web sites themselves. If the market for such services does not continue to develop or develops more slowly than expected, our business could be adversely affected.

We Depend on Our Bangalore, India Facility and Doing Business in India May be Risky

A significant element of our business strategy is to increase the utilization of our Bangalore, India facility. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. If any of these benefits are eliminated or diminished, it could have a material adverse effect on our business, financial condition and results of operations.

In the past, India has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the near future could have a material adverse effect on our business, financial condition and results of operations.

We May Lose Business to Many Competitors

The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, "Big Five" accounting firms, systems consulting and implementation firms, application software firms, general management consulting firms and programming companies. Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition than Command. There are relatively few barriers to entry into our markets and we may face competition from new entrants. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their applications solutions needs. Furthermore, the IT services industry is undergoing consolidation that may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors.

We Rely On Significant Customers Without Long-Term Contracts

We have derived a significant portion of our revenue from a limited number of large corporate customers. Moreover, our industry has shifted away from the use of long-term contracts, which might otherwise provide steady work at a time of decreasing demand for our services. If a significant customer decides to terminate or reduce the use of our services, our business, financial condition and results of operations could be materially and adversely affected. See "---Customers".

We are Potentially Liable to Customers for Project Work

We perform many projects that are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. If a customer's system fails, it could result in a claim for substantial damages against us, regardless of our responsibility for such failure. In addition, if we fail to complete projects on time, customers may sue us for substantial damages.

We generally attempt to limit our liability for damages arising from errors, mistakes or omissions in rendering our IT services in our contracts. These contract provisions may not effectively shield us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions in the amount of $5.0 million. However, we cannot be certain that:

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

Our Strategy of Expansion Could Adversely Affect Our Business

As an integral part of our business strategy, we intend to continue to expand by acquiring IT businesses. We continuously evaluate potential business combinations and aggressively pursue attractive transactions. During 1999, we completed one relatively small business combination. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate key personnel and to retain clients of acquired businesses. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses without substantial expense, delays or other operational or financial problems.

We Depend on Key Executives

Our success will largely depend upon the continued availability and services of key executive officers, particularly Edward G. Caputo, our President and Chief Executive Officer. In addition, Mr. Caputo is instrumental to most of our customer relationships relating to the delivery of more profitable, complete project and solution services. If we lose Mr. Caputo or other key executives, it could have an adverse effect on our customer relationships in this area. Accordingly, losing Mr. Caputo or other key executives could have a material adverse effect on our business, financial condition and results of operations. We maintain key person life insurance on Mr. Caputo in the amount of $10.0 million. This amount of insurance, however, may not be sufficient to offset our loss of Mr. Caputo's services.

Our Principal Stockholder Controls Us and Can Influence Many Key Decisions

Mr. Caputo beneficially owns approximately 51.9% of the outstanding shares of our common stock. Accordingly, Mr. Caputo can control the election of members of the board of directors. Mr. Caputo can also control any decision whether:

   .  to merge or sell our assets,
   . to change our charter and by-laws and . to take other actions requiring the vote or consent of our stockholders.

In addition, Mr. Caputo's voting power may delay or prevent a future merger or change in control. He may also impede or prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

We Have Limited Protection for and May be Sued Over Our Use of Intellectual Property

As an IT service provider, we are dependent on using our own intellectual property and the intellectual property of others to provide our services. In doing so, we run the risk that our intellectual property may be inadequately protected from infringement. We also may be sued with claims of unauthorized use of our own intellectual property and/or third party intellectual property. Moreover, since we do business in India, we are also subject to a change to the status of our rights under India's law and may be subject to India's jurisdiction on some matters. Any lawsuits, regardless of outcome, could greatly divert our focus on our business and would be costly. Thus, any intellectual property lawsuits would have a material adverse effect on our business, financial condition and results of operations. For a more detailed discussion, please see "---Intellectual Property Rights."

Our Common Stock Price is Subject to Significant Market Volatility

We cannot assure you that an active trading market for our stock will be sustained. Market prices for securities of IT service companies similar to Command are highly volatile. The market price of our common stock has been adversely affected in response to:

   . variations in quarterly operating results and . our failure to achieve earnings estimates of securities analysts.

The market price of the common stock may experience further volatility in the future.

Difficulties in Acquiring Control of Our Company Under Our Charter and Delaware Law May Discourage Future Transactions Generating Significant Shareholder Value

Anyone seeking to acquire control of Command may encounter difficulties because of anti-takeover provisions in our charter and under Delaware law. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. These provisions could have the effect of delaying, deterring or preventing a merger or change in control. Some of these provisions may also discourage a future acquisition of Command even if stockholders would receive an attractive value for their shares and even if a substantial number, or even if a majority, of our stockholders might believe the transaction to be in their best interest. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

Item 2.  PROPERTIES

Command Systems, Inc. leases approximately 12,922 square feet of office space in Farmington, Connecticut which is used by our senior management, administrative personnel, human resources and sales and marketing functions. This lease expires on March 31, 2003. We also lease facilities in Stamford, Connecticut, Needham, Massachusetts, and New York, New York.

In addition, we lease approximately 23,450 square feet of office space in downtown Bangalore, India for our offshore technology resource center; we have sublet approximately 12,600 square feet related thereto for a period of one year. This lease expires on September 15, 2000 and is renewable at our option for a two-year period.

We believe that these facilities will be adequate for our presently anticipated future needs.

Item 3.  LEGAL PROCEEDINGS

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

The plaintiffs sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement (the "Stipulation of Settlement" or "Stipulation") was executed by the parties via their counsel. Pursuant to the terms of the Stipulation, the parties agreed to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million accumulated interest as of June 11, 1999, the date of the preliminary court approval of the Stipulation of Settlement. The court entered a judgment approving this settlement on August 11, 1999, which became final and no longer subject to appeal on September 10, 1999. On September 10, 1999 the settlement fund was also established. The Company may also be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock has been trading on the Nasdaq National Market under the symbol CMND since our initial public offering on March 12, 1998. The following tables set forth the closing high and low sales price for our common stock during 1998 and 1999:

                                                 High                 Low
                                                 ----                 ---

1998
----
First Quarter from
(March 12, 1998)..                              $14 3/4              $13
Second Quarter...........................        18 3/4                4
Third Quarter............................         5 11/16              2 7/8
Fourth Quarter...........................         3 11/16              2 7/8

1999
----
First Quarter............................        $3 27/32             $1 7/8
Second Quarter...........................         2 1/8                1 1/2
Third Quarter............................         2 7/16               1 1/2
Fourth Quarter...........................         2 23/32              1 1/4

As of March 27, 2000, there were approximately 24 holders of record of our common stock.

We have never declared or paid any dividends on our common stock. We were, however, obligated to pay a 10% dividend on our Series A and Series B redeemable convertible preferred stock. Accrued and unpaid dividends were paid with a portion of the net proceeds of the initial public offering upon the conversion of the preferred stock. We do not anticipate paying any other cash dividends in the foreseeable future and intend to retain any earnings to fund future growth and the operation of our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 1999, 1998, 1997, 1996, and 1995 and for the years then ended are derived from and are qualified by reference to our audited consolidated financial statements and the notes thereto. The audited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of financial position and results of operations. Historical results are not necessarily indicative of results to be expected in the future. The data should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                          Year Ended December 31,
                                          --------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          --------    --------    --------    --------    --------
                                                    (In thousands, except per share data)
Statement of Operations Data:
Revenue ...............................   $ 27,192    $ 35,215    $ 25,057    $ 17,069    $ 12,436
Cost of revenue .......................     19,820      24,528      16,973      12,494       9,108
                                          --------    --------    --------    --------    --------
Gross profit ..........................      7,372      10,687       8,084       4,575       3,328
Selling, general and administrative
   expense ............................     11,346      11,926       7,255       5,172       3,013
Litigation expense ....................         --       1,800          --          --          --
                                          --------    --------    --------    --------    --------
(Loss) income from operations .........     (3,974)     (3,039)        829        (597)        315
Other income (expense), net ...........      1,104         954        (277)        (75)        (50)
                                          --------    --------    --------    --------    --------
(Loss) income before income taxes and
   minority interest ..................     (2,870)     (2,085)        552        (672)        265
Income tax (provision) benefit ........        (66)        318        (598)          8         (44)
                                          --------    --------    --------    --------    --------
(Loss) income before minority
   interest ...........................     (2,936)     (1,767)        (46)       (664)        221
Minority interest .....................         --          --        (451)        241          --
                                          --------    --------    --------    --------    --------
Net (loss) income .....................     (2,936)     (1,767)       (497)       (423)        221

Preferred stock dividends and
   accretion ..........................         --        (260)        (80)         --          --
                                          --------    --------    --------    --------    --------
(Loss) income applicable to common
   stockholders .......................   $ (2,936)   $ (2,027)   $   (577)   $   (423)   $    221
                                          ========    ========    ========    ========    ========
Basic and diluted loss per common share   $  (0.38)   $  (0.29)

Pro forma results of operations:
Adjustments to U.S. federal income tax
   provision assuming C Corporation
   status..............................                              $ 633
Net income, as adjusted................                                136
Preferred stock dividends and
   accretion...........................                                (80)
                                                                  --------
Income applicable to common
   stockholders........................                              $  56
                                                                  ========
Pro forma basic earnings per common
   share...............................                             $ 0.01
                                                                  ========
Shares used in per share calculation...
Basic..................................      7,657       7,018       4,275
Diluted................................      7,657       7,018       4,275

                                                          Year Ended December 31,
                                          --------------------------------------------------------
                                            1999        1998        1997        1996        1995
                                          --------    --------    --------    --------    --------
                                                              (In thousands)
Balance Sheet Data:
Cash and cash equivalents .............   $  3,901    $ 16,170    $    392    $    444    $    223
Working capital (deficit) .............     19,226      21,172         460         (99)         85
Total Assets ..........................     30,468      35,648      14,425       4,816       2,294
Short-term debt .......................         --          --       1,414       1,452         949
Long-term debt ........................         --          --          --       1,145          --
Series A redeemable convertible
   preferred stock ....................         --          --       2,223          --          --
Series B redeemable convertible
   preferred stock ....................         --          --       8,000          --          --
Stockholders' equity (deficit) ........     27,355      30,455        (722)        (58)        365

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Item 6--Selected Consolidated Financial Data" and our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

We provide a wide range of IT services and solutions to large financial service and insurance organizations, middle market companies, and public sector organizations. We strive to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. We offer our clients with a single source for a comprehensive range of IT services including (1) e-business development; (2) Internet/intranet applications; (3) network design and deployment; (4) outsourcing solutions; (5) applications and systems development;
(6) database design and development; and (7) staff augmentation. Our revenue is derived from fees paid by clients for our professional services. Historically, we have derived the majority of our revenue from traditional client-managed staff augmentation projects. On client-managed projects, we provide professional services as a member of the project team on a time-and-materials basis. We recognize revenue on time-and-material projects as the services are performed. On Command-managed projects, we assume responsibility for project management and bill our clients on a time-and-materials or fixed-price basis. Revenue on fixed-price contracts is recognized by the percentage of completion method.

Our most significant cost is our personnel expense, which consists primarily of salaries and benefits of our billable personnel. The number of IT professionals assigned to projects may vary depending on the size and duration of each engagement. Project terminations, completions and scheduling delays may result in periods when personnel are not assigned to projects. Additionally, hiring and employment practices and applicable law in India make it difficult to affect staff reductions at our Bangalore, India facility. We manage our personnel costs by closely monitoring our clients' needs. While the number of IT professionals may be adjusted to reflect active projects, we must maintain a sufficient number of professionals to respond to demand for our services on both existing and new engagements.

The results of operations for 1999 were adversely affected primarily due to diminished demand for Year 2000 services, a general slowdown in the overall demand for traditional IT services, a reduction in hardware and software sales, low rates of employee utilization at our Bangalore, India facility, and a less profitable mix of business.

Results of Operations

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

                                                           Year Ended December 31,
                                                          -------------------------
                                                          1999       1998      1997
                                                          -----     -----     -----
Revenue ...............................................   100.0%    100.0%    100.0%
Cost of revenue .......................................    72.9      69.7      67.7
                                                          -----     -----     -----
Gross profit ..........................................    27.1      30.3      32.3

Selling, general and administrative expense ...........    41.7      33.8      29.0

Litigation expense ....................................      --       5.1        --
                                                          -----     -----     -----

(Loss) income from operations .........................   (14.6)     (8.6)      3.3
Other income (expense), net ...........................     4.0       2.7      (1.1)
                                                          -----     -----     -----
(Loss) income before income taxes and minority interest   (10.6)     (5.9)      2.2

Income tax (provision) benefit ........................    (0.2)      0.9      (2.4)
                                                          -----     -----     -----

Loss before minority interest .........................   (10.8)     (5.0)     (0.2)

Minority interest .....................................      --        --      (1.8)
                                                          -----     -----     -----
Net loss ..............................................   (10.8)     (5.0)     (2.0)
Preferred stock dividends and accretion ...............      --      (0.7)     (0.3)
                                                          -----     -----     -----

Loss applicable to common stockholders ................   (10.8)%    (5.7)%    (2.3)%
                                                          =====     =====     =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue. Revenue for the year ended December 31, 1999 decreased 22.8% to $27,192,000 from $35,215,000 for the year ended December 31, 1998. The decrease in revenue is attributed to diminished demand for Year 2000 services, a general slowdown in the overall demand for traditional IT services due to the reluctance of customers to implement new projects as they focused on their internal Year 2000 compliance efforts and a reduction in hardware and software sales.

Gross Profit. Gross profit of $7,372,000 for the year ended December 31, 1999 represented a decrease of $3,315,000 or 31.0% over gross profit of $10,687,000 for the year ended December 31, 1998. Gross margin decreased to 27.1% for the year ended December 31, 1999 from 30.3% for the year ended December 31, 1998. The decrease in gross margin is attributed to diminished demand for our higher margin Year 2000 services, low rates of employee utilization at our Bangalore, India facility and a less profitable mix of business.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for our sales, marketing, recruiting, human resource, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for our U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense decreased 4.9% to

$11,346,000 from $11,926,000 for the year ended December 31, 1998. The decrease was attributed to a reduction in support staff.

Shareholder litigation and related expenses. During 1998 we recognized a one-time charge to operations of $1,800,000 relating to the proposed settlement of stockholder litigation and related costs. This matter was settled during 1999.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest earned on our marketable securities from the proceeds of our initial public offering and foreign exchange activity. Other income, net, was $1,104,000 for the year ended December 31, 1999 compared to $954,000 for the year ended December 31, 1998.

Income Tax (Provision) Benefit. The income tax provision for the year ended December 31, 1999 was $66,000 compared to an income tax benefit of $318,000 for the year ended December 31, 1998. The current year provision represents a tax computed based on our capital structure. The prior year benefit resulted from the utilization of deferred tax credits.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue. Revenue for the year ended December 31, 1998 increased by 41.0% to $35,215,000 from $25,057,000 for the year ended December 31, 1997. This resulted primarily from an increase in revenue generated from Year 2000 compliance services. As compared to the year ended December 31, 1997, revenue from Year 2000 projects and other higher margin services for the year ended December 31, 1998 increased as a percentage of our revenue. We have decided to de-emphasize our hardware solutions services and, therefore, hardware solutions may constitute a decreasing percentage of our revenue.

Gross Profit. Gross profit for the year ended December 31, 1998 increased by 32.2% to $10,687,000 from $8,084,000 for the year ended December 31, 1997. Gross profit as a percentage of revenue decreased to 30.3% for the year ended December 31, 1998 from 32.3% for the year ended December 31, 1997. This decrease resulted primarily from a smaller amount of our revenue being derived from Year 2000 compliance services, which typically carry higher margins than our traditional staff augmentation services. It was also impacted by low rates of employee utilization in India, a less profitable mix of business and reduced margins in our traditional staff augmentation business

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling, marketing, recruiting, human resources, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for our U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense, net of amortization for goodwill, for the year ended December 31, 1998 increased by 64.4% to $11,926,000 from $7,255,000 for the year ended December 31, 1997. The increase was attributable to additional sales and project management personnel, which were added in anticipation of growth in complete projects and solutions business which, did not materialize to the extent expected.

Amortization of goodwill for the year ended December 31, 1998 was $456,000, relating to our purchase of the 49% minority interest in our Bangalore facility from PHL Global Holding Co. on December 31, 1997. We accounted for this transaction as a purchase and recognized the $6,845,000 excess of the purchase price over the fair value of the assets acquired and liabilities assumed as goodwill.

Stockholder litigation and related expenses. During the fourth quarter of 1998, we recognized a one-time charge to operations for costs and expenses of $1,800,000 relating to the proposed settlement of shareholder litigation.

(Loss) Income From Operations. Operations for the year ended December 31, 1998 lost $3,039,000 compared to income of $829,000 for the year ended December 31, 1997. Loss from operations as a percentage of revenue was (8.6)% for the year ended December 31, 1998 as compared to income of 3.3% for the year ended December 31, 1997. Absent the recognition of the one-time settlement and litigation expenses, the Company would have reported at $1,227,000 loss from operations for the year ended December 31, 1998.

Other Income (Expense), Net. Net other income was $954,000 for the year ended December 31, 1998 compared to net other expense of $277,000 for the year ended December 31, 1997. Net other income was comprised of interest income and a foreign currency exchange gain. The interest income was attributable to interest earned from investment in commercial paper of the net proceeds of our initial public offering and other cash equivalent instruments during the year ended December 31, 1998. Interest expense in 1997 was a result of bank borrowings required to provide us with working capital and accrued interest expense associated with subordinated notes issued to Phoenix Home Life Mutual Insurance Company. In addition, during the nine months ended December 31, 1998, we recognized an $87,000 foreign currency exchange gain in connection with our U.S. Dollar-denominated cash and receivable balances of the offshore technology resource center in Bangalore, India.

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

The offshore technology resource center in Bangalore, India is eligible for certain favorable tax treatment provided under India law including (a) an exemption from payment of corporate income taxes for a period of five consecutive years in the first eight years of operation or (b) an exemption from income taxes on the profits derived from sources outside India, know as an export exemption.

The export exemption remains available after expiration of the tax holiday. As a result of the availability of these exemptions, we have not recorded deferred income taxes applicable to the undistributed earnings of the offshore technology resource center. We consider these earnings to be permanently invested in India and do not anticipate repatriating any of these earnings to the U.S. If any earnings of our subsidiary,

Command International Software Pvt., are repatriated to the U.S. in the future, we will be required to record a provision for income taxes on such amounts and, upon repatriation of the funds, pay U.S. taxes thereon. See Note 9 to our consolidated financial statements.

Preferred Stock Dividends and Accretion. Preferred stock dividends and accretion was $260,000 in 1998 and $80,000 in 1997.

(Loss) Income Applicable to Common Stockholders. As a result of the foregoing, loss applicable to common stockholders was $2,027,000 for the year ended December 31, 1998 as compared to a net income of $56,000 on a pro-forma basis for the year ended December 31, 1997. Therefore, basic and diluted loss per share were $0.29 for the year ended December 31, 1998 as compared to pro-forma earnings of $0.01 for the year ended December 31, 1997. Pro-forma earnings give rise to the effect of the change in corporate tax status. Absent the recognition of the one-time settlement and litigation expense, the net loss for the year ended December 31, 1998 would have been $91,000 or $0.01 per share. The weighted average number of shares outstanding used in the calculation of basic and diluted earnings per share increased over the comparable period as a result of shares issued in conjunction with our March 12, 1998 initial public offering.

Quarterly Results of Operations

Our revenue and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter; the number of working days in a quarter; employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus fixed-price projects during the quarter. We recognize revenue on time-and-materials projects as the services are performed, while revenue on fixed-price projects are recognized using the percentage of completion method. Although fixed-price projects have not contributed significantly to revenues to date, operating results may be adversely affected in the future by cost overruns on fixed-price projects. Because a high percentage of our expenses are relatively fixed, variations in revenue may cause significant variations in operating results. Hiring and employment practices and applicable law in India make it difficult for us to effect reductions in staffing at our Bangalore, India facility. As a result, we are unable to quickly adjust these costs in the event that our revenue is unexpectedly lower in any quarter. Additionally, we periodically incur cost increases due to both the hiring of new employees and strategic investments in our infrastructure in anticipation of future opportunities for revenue growth. No assurances can be given that our quarterly results will not fluctuate, causing a material adverse effect on our business and financial condition.

Liquidity and Capital Resources

Our revolving line of credit agreement for our U.S. operations, as amended October 13, 1999, limits borrowings to a maximum of $4,000,000. The agreement expires on October 15, 2000 and bears interest at the Bank Rate, as defined, or the London Interbank Offered Rate plus 1.75 points. Under the terms of the agreement, we are required, among other things, to maintain certain financial ratios and minimum levels of net worth. In addition, Command International Software Pvt., our wholly owned Indian subsidiary, has available borrowings under a credit facility of approximately $176,500. At December 31, 1999, there were no outstanding amounts under these credit facilities.

In March 1998, we issued and sold 2,200,000 shares of common stock in our initial public offering. We received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses of $1,341,000. Simultaneously with the initial public offering, the holders of the Series A and B redeemable convertible preferred stock exchanged their 200 shares for 1,181,750 shares of our common stock.

Proceeds were used to pay preferred stock dividends of $298,000 related thereto and to repay a bank loan of $528,000 and borrowings of $858,000 under a revolving line of credit.

Historically, we have financed our working capital requirements through internally generated funds, borrowings under our credit facilities, the issuance of subordinated notes to the Phoenix Home Life Mutual Insurance Company and with the proceeds from the issuance of our common stock.

At December 31, 1999 we had cash and cash equivalents and marketable securities of $18,248,000 compared to $18,994,000 at December 31, 1998. For the year ended December 31, 1999 we met our liquidity needs primarily through cash generated from a reduction of our accounts receivable balances. Cash provided by operating activities was $103,000 for the year ended December 31, 1999 compared to cash used in operating activities of $1,635,000 for the year ended December 31, 1998. The primary uses of cash during the year ended December 31, 1999 were to fund a net loss of $2,936,000 and pay the shareholder litigation settlement, offset by decreases in accounts receivable and prepaid expenses and other assets.

Cash used in investing activities of $12,349,000 for the year ended December 31, 1999 included $250,000 for the purchase of equipment and improvements and $11,645,000 of net purchases of available-for-sale securities.

In addition, on August 1, 1999, we acquired 100% of the outstanding stock of Nova Technology, Inc. (Nova), a privately owned Oracle IT consulting, systems integration and custom software application developer for approximately $454,000. The acquisition has been accounted for as a purchase; accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over three years. The results of operations of Nova are included in our financial statements from the date of acquisition. This acquisition did not materially affect our financial statements in 1999 nor would it have materially effected our financial statements of prior periods had the results of its operations been included in them.

Concurrent with the acquisition, we entered into employment agreements with the former shareholders of Nova. The agreements, which are for a period of four years, provide for specific salary levels and additional incentive bonuses that are contingent upon the Nova business achieving certain performance criteria; performance based payments are not expected to exceed $250,000 annually.

We believe that the net proceeds from the initial public offering, together with other available funds, will be adequate to satisfy our current and planned operations over the next 12 months.

Legal Proceedings

See "Item 3. Legal Proceedings"

Inflation

Our most significant costs are the salaries and related benefits for our consultants and other professionals. Competition in India and the U.S. for IT professionals with the advanced technological skills necessary to perform our service offerings have caused wages to increase at a rate greater than the general rate of inflation. As with other IT service providers, we must adequately anticipate wage increases. Further, India has in the past experienced significant inflation. Historically, our wage costs in India have been significantly lower than our wage costs in the U.S. for comparably skilled employees, although wage costs in India are presently increasing at a faster rate than in the U.S. We may not be able to recover cost increases through increases in the prices that we charge for our services in the U.S.

Impact of the Year 2000 Issue

Previously, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of our systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical IT and non-IT systems and believe these systems successfully responded to the Year 2000 date change. The costs incurred in connection with remediating our systems were not material. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or with products and services provided to us by third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Included in our sales are services performed by our Bangalore, India facility. As a result, our financial results could be affected by factors such as a change in the foreign exchange rate between the U.S. dollar and the Indian Rupee, or by weak economic conditions in India. When the U.S. dollar strengthens against the Indian Rupee, the value of revenues in India decreases. When the U.S. dollar weakens against the Indian Rupee, the value of revenues in India increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by foreign currency fluctuations are principally cash, accounts receivable, fixed assets, accounts payable and certain accrued liabilities. A hypothetical 2% increase or decrease in the exchange rate between the U.S. dollar and the Indian Rupee from the December 31, 1999 rate would cause the fair value of such monetary assets and liabilities in India to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Interest Rate Risk

Our marketable securities are invested in United States Treasury Notes. These investments are subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 2% from the December 31, 1999 rates would cause the fair value of these investments to change by an insignificant amount. Risk is mitigated through limits regarding investment concentration in particular securities and investments in varying maturities. We do not invest in any financial derivatives or any other complex financial instrument. We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Our revolving line of credit facility for our U.S. operations is based upon the London Interbank Offered Rate and, as such, is sensitive to changes in interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See List of Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" in our proxy statement to be filed in connection with our annual meeting of stockholders.

Item 11. EXECUTIVE COMPENSATION

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in our proxy statement to be filed in connection with our annual meeting of stockholders.

                                     PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND
         REPORTS ON FORM 8-K

(a)(1)         Consolidated Financial Statements.
               Reference is made to the List of Consolidated Financial Statements on Page F-1.
(a)(2)         Consolidated Financial Statement Schedule.
               Reference is made to the List of Consolidated Financial Statements on Page F-1.

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

 *10.4         Co-Sale Agreement dated August 26, 1997 between Registrant,
               Edward G. Caputo and Phoenix Home Life Mutual Insurance Company.
 *10.5         Amendment No. 1, dated December 31, 1997 to Co-Sale Agreement between Registrant, Edward G. Caputo and Phoenix Home Life Mutual
               Insurance Co.
 *10.6         Co-Sale Agreement dated December 31, 1997 between Registrant,
               Edward G. Caputo and PHL Global Holding Co.
 *10.7         Employment Contract dated January 1, 1998 between Registrant and
               Edward G. Caputo.
 *10.8         Assumption Agreement dated December 1997 by and between
               Registrant and People's Bank.
 *10.9         Loan Agreement by and between Command International Software Pvt.
               and Deutsche Bank.
 *10.10        Employment Agreement dated January 1, 1998 between Registrant and
               Stephen L. Willcox.
**10.11        Indemnification Agreement, by and among Mintz, Levin, Cohn,
               Ferris, Glovsky and Popeo, P.C. and Registrant, Phoenix Home Life
               Mutual Insurance Company, PHL Global Holding Co. and Edward G.
               Caputo.
 *10.12        Employment Agreement, dated as of December 1, 1997 by and between
               Registrant and Glenn M. King.
 *10.13        Loan/and Security Agreement dated October 29, 1998 by and between
               Registrant and People's Bank.
  10.14        First Amendment to Loan and Security Agreement dated October 29,
               1998 by and between Registrant and People's Bank.
  10.15        First Amendment to 1997 Employee, Director and Consultant Stock
               Plan dated January 5, 2000.
                          ---------------
 *21.1         Subsidiaries of the Company.
  23.1         Consent of Ernst & Young, LLP
  27.1         Financial Data Schedule.

--------------------------------------------------------------------------------

* Incorporated by reference from registration statement on Form S-1, Registration No. 33-53877.
** Incorporated by reference from the Registrant's Quarterly Report on Form 10Q/A for the three months ended March 31, 1998.

(d) Financial Statement Schedule-- The response to this portion of Item 14. is submitted as a separate section of this report.

                                  EXHIBIT INDEX

Exhibit
Number                              Description

*1.1    Form of Underwriting Agreement.
*3.1    Amended and Restated Certificate of Incorporation of the Registrant
*3.2 Certificate of Amendment to Registrant's Amended and Restated Certificate of Incorporation filed on February 5, 1998.
*3.3    By-Laws of the Registrant.
*4.1    Specimen Certificate for shares of the Company's Common Stock.
*10.1   1997 Employee, Director and Consultant Stock Plan.
*10.2 Registration Rights Agreement dated August 26, 1997 between Registrant and Phoenix Home Life Mutual Insurance Company.
*10.3 Registration Rights Agreement dated December 31, 1997 between Registrant and PHL Global Holding Co.
*10.4 Co-Sale Agreement dated August 26, 1997 between Registrant, Edward G. Caputo and Phoenix Home Life Mutual Insurance Company.
*10.5 Amendment No. 1, dated December 31, 1997 to Co-Sale Agreement between Registrant, Edward G. Caputo and Phoenix Home Life Mutual Insurance Co.
*10.6 Co-Sale Agreement dated December 31, 1997 between Registrant, Edward G. Caputo and PHL Global Holding Co.
*10.7   Employment Contract dated January 1, 1998 between Registrant and Edward
        G. Caputo.
*10.8 Assumption Agreement dated December 1997 by and between Registrant and People's Bank.
*10.9 Loan Agreement by and between Command International Software Pvt. and Deutsche Bank.
*10.10 Employment Agreement dated January 1, 1998 between Registrant and Stephen L. Willcox.
**10.11 Indemnification Agreement, by and among Mintz, Levin, Cohn, Ferris,
        Glovsky and Popeo, P.C. and Registrant, Phoenix Home Life Mutual Insurance Company, PHL Global Holding Co. and Edward G. Caputo.
*10.12 Employment Agreement, dated as of December 1, 1997 by and between Registrant and Glenn M. King.
*10.13 Loan/and Security Agreement dated October 29, 1998 by and between Registrant and People's Bank.
 10.14 First Amendment to Loan and Security Agreement dated October 29, 1998 by and between Registrant and People's Bank.
 10.15 First Amendment to 1997 Employee, Director and Consultant Stock Plan dated January 5, 2000.
              ---------------
*21.1   Subsidiaries of the Company.
 23.1   Consent of Ernst & Young, LLP
 27.1   Financial Data Schedule.
-------------


 * Incorporated by reference from Registration Statement on Form S-1, Registration No. 333- 53877.

** Incorporated by reference from the Registrant's Form 10-Q/A for the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.
                                                               ---

                                       COMMAND SYSTEMS, INC.

                                       By: /s/ Edward G. Caputo
                                           ------------------------------------
                                           Edward G. Caputo
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                                Date
         ---------                    -----                                ----

/s/ Edward G. Caputo
----------------------------
Edward G. Caputo               President, Chief Executive Officer and
                               Chairman of the Board (Principal
                               Executive Officer)

/s/ Stephen L. Willcox
----------------------------
Stephen L. Willcox             Executive Vice President, Chief
                               Financial Officer, Secretary and
                               Director (Principal Financial and
                               Accounting Officer)

/s/ John J.C. Herndon
----------------------------
John J.C. Herndon              Director

/s/ James M. Oates
----------------------------
James M. Oates                 Director

/s/ Joseph D. Sargent
----------------------------   Director
Joseph D. Sargent

/s/ Jack Crawford
----------------------------
Jack Crawford                  Director

                              Command Systems, Inc.

List of Financial Statements and Financial Statement Schedule

The report of Ernst & Young LLP, independent auditors, dated February 15, 2000, and the following consolidated financial statements of Command Systems, Inc. are included in Item 8:

      Consolidated Balance Sheets - December 31, 1999 and 1998

      Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements - December 31, 1999

The following consolidated financial statement schedule of Command Systems, Inc. is included in Item 14(a):

      Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Command Systems, Inc.

We have audited the accompanying consolidated balance sheets of Command Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Command Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP

Hartford, Connecticut
February 15, 2000

                              Command Systems, Inc.

                           Consolidated Balance Sheets

                                                              December 31
                                                          1999          1998
                                                     ----------------------------
Assets
Current assets:
   Cash and cash equivalents                         $  3,900,751   $ 16,169,749
   Marketable securities                               14,347,828      2,824,417
   Accounts receivable, net of allowance for
     doubtful accounts of $500,000 and $341,942 in
     1999 and 1998                                      3,490,764      6,433,864
   Prepaid expenses and other assets                      197,112        571,285
   Income taxes recoverable                               402,528        364,892
                                                     ----------------------------
Total current assets                                   22,338,983     26,364,207

Equipment and improvements:
   Furniture and equipment                              2,906,685      2,857,215
   Leasehold improvements                               1,005,486        995,030
                                                     ----------------------------
                                                        3,912,171      3,852,245

   Less accumulated depreciation and amortization      (2,342,874)    (1,569,489)
                                                     ----------------------------
Net equipment and improvements                          1,569,297      2,282,756

Other assets:
   Goodwill, net of accumulated amortization of
     $931,427 and $456,356 in 1999 and 1998             6,057,241      6,388,982
   Deposits                                               454,712        459,705
   Other non-current assets                                48,310        152,041

                                                     ----------------------------
                                                     $ 30,468,543   $ 35,647,691
                                                     ============================

                                                               December 31
                                                           1999          1998
                                                     ----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $    608,125  $  1,188,607
   Accrued shareholder litigation and related
     expenses                                                         1,800,000
   Accrued payroll and related costs                      843,188       754,292
   Accrued warranty                                       270,603       248,638
   Deferred revenue                                       209,815       132,710
   Accrued other expenses                               1,181,252     1,068,098
                                                     ----------------------------
Total liabilities                                       3,112,983     5,192,345

Stockholders' equity:
   Common stock, 25,000,000 shares authorized,
     $0.01 par value; 7,656,750 shares issued and
     outstanding in 1999 and 1998                          34,818        34,818
   Additional paid in capital                          33,400,480    33,400,480
   Accumulated deficit                                 (5,600,105)   (2,664,069)
   Accumulated other comprehensive loss:
     Foreign currency translation adjustments            (380,838)     (315,883)
     Unrealized loss on marketable securities             (98,795)
                                                     ----------------------------
Total stockholders' equity                             27,355,560    30,455,346
                                                     ----------------------------
Total liabilities and stockholders' equity           $ 30,468,543  $ 35,647,691
                                                     ============================

See accompanying notes.

                              Command Systems, Inc.

                      Consolidated Statements of Operations

                                                              Year ended December 31
                                                         1999          1998          1997
                                                     -----------------------------------------
Revenue                                              $ 27,192,278  $ 35,214,586 $ 25,057,039
Cost of revenue                                        19,820,066    24,527,627   16,972,812
                                                     -----------------------------------------
Gross profit                                            7,372,212    10,686,959    8,084,227

Selling, general and administrative expense            11,346,573    11,925,572    7,254,992
Shareholder litigation and related expenses                           1,800,000
                                                     -----------------------------------------
Operating (loss) income                                (3,974,361)   (3,038,613)     829,235

Other income (expense):
   Other income                                           222,171        86,975
   Interest income                                        934,280       907,328       32,911
   Interest expense                                       (24,398)      (40,536)    (309,657)
   Loss on disposal of furniture and equipment            (27,975)
                                                     -----------------------------------------
                                                        1,104,078       953,767     (276,746)
                                                     -----------------------------------------
(Loss) income before income taxes and
   minority interest                                   (2,870,283)   (2,084,846)     552,489

Income tax (provision) benefit                            (65,753)      317,589     (597,751)
                                                     -----------------------------------------
                                                       (2,936,036)   (1,767,257)     (45,262)

Minority interest                                                                   (451,431)

Net loss                                               (2,936,036)   (1,767,257)    (496,693)
Preferred stock dividends and accretion                                (260,303)     (80,351)
                                                     -----------------------------------------
Loss applicable to common stockholders               $ (2,936,036) $ (2,027,560)    (577,044)
                                                     ===========================

Basic and diluted loss per share
   applicable to common stockholders                    $ (0.38)      $ (0.29)
                                                     ===========================

Pro forma results of operations:
   Adjustments to U.S. federal income tax
     provision assuming C corporation status                                         633,000
                                                                                --------------
   Net income, as adjusted                                                           136,307

   Preferred stock dividends and accretion                                           (80,351)
                                                                                --------------
   Income applicable to common stockholders                                     $     55,956
                                                                                ==============

   Pro forma earnings per common share:
     Basic and diluted earnings per share
       applicable to common stockholders                                              $ 0.01
                                                                                ==============

 See accompanying notes.

                              Command Systems, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                  Accumulated
                                     Common   Stock     Additional    Retained       Other
                                  --------------------    Paid in     Earnings   Comprehensive
                                   Shares       Amount    Capital     (Deficit)       Loss         Total
                                  -------------------------------------------------------------------------
Balance at December 31, 1996      4,275,000     $1,000                $ (59,465)                  $ (58,465)

   Net loss                                                            (496,693)                   (496,693)
   Other comprehensive loss:
     Foreign currency translation
       adjustment                                                                   $(86,905)       (86,905)
                                                                                               ------------
   Comprehensive loss                                                                              (583,598)

   Preferred stock dividends and
     accretion                                                          (80,351)                    (80,351)
                                  -------------------------------------------------------------------------
Balance at December 31, 1997      4,275,000      1,000                 (636,509)     (86,905)      (722,414)

   Net loss                                                          (1,767,257)                 (1,767,257)
   Other comprehensive loss:
     Foreign currency translation
       adjustment                                                                   (228,978)      (228,978)
                                                                                               ------------
   Comprehensive loss                                                                            (1,996,235)

   Issuance of common stock, net  2,200,000     22,000 $23,188,822                               23,210,822
   Conversion of
     preferred stock              1,181,750     11,818  10,211,658                               10,223,476
   Preferred stock dividends
     and accretion                                                     (260,303)                   (260,303)
                                  -------------------------------------------------------------------------
Balance at December 31, 1998      7,656,750     34,818  33,400,480   (2,664,069)    (315,883)    30,455,346

   Net loss                                                          (2,936,036)                 (2,936,036)
   Other comprehensive loss:
     Foreign currency translation
       adjustment                                                                    (64,955)       (64,955)
     Unrealized losses on
       marketable securities                                                         (98,795)       (98,795)
                                                                                               ------------
   Comprehensive loss                                                                            (3,099,786)
                                  -------------------------------------------------------------------------
Balance at December 31, 1999      7,656,750    $34,818 $33,400,480  $(5,600,105)   $(479,633)   $27,355,560
                                  =========================================================================

See accompanying notes.

                              Command Systems, Inc.

                      Consolidated Statements of Cash Flows

                                                                    Year ended December 31
                                                                1999         1998         1997
                                                            ---------------------------------------
Cash flows from operating activities
Net loss                                                    $(2,936,036) $(1,767,257) $  (496,693)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            1,393,133    1,277,727      428,777
     Bad debt expense                                           158,058       82,049      235,395
     Realized loss on investments                                22,797
     Deferred income taxes                                                  (329,946)     257,868
     Minority interest                                                                    451,431
     Accrued interest capitalized                                                         132,674
     Loss on disposal of equipment                               27,975
     Changes in operating assets and liabilities:
       Accounts receivable                                    3,270,334   (2,312,672)  (2,063,572)
       Prepaid expenses and other assets                        375,077     (158,312)      61,166
       Income taxes recoverable                                 (37,636)    (364,892)
       Deposits and other noncurrent assets                      82,705     (131,163)     (34,639)
       Accounts payable and accrued expenses                 (2,383,215)   2,090,583      937,482
       Accrued payroll and related costs                         52,876      143,359      234,628
       Deferred revenue                                          77,105      (86,834)      69,110
       Income taxes payable                                                  (78,137)      76,835
                                                            ---------------------------------------
Net cash provided by (used in) operating activities             103,173   (1,635,495)     290,462

Cash flows from investing activities
Acquisition of business, net of cash acquired                  (454,227)
Purchases of equipment and improvements                        (249,814)  (1,174,339)  (1,497,783)
Sales of available-for-sale securities                        7,867,352   10,950,000
Purchases of available-for-sale securities                  (19,512,355) (13,774,417)
                                                            ---------------------------------------
Net cash used in investing activities                       (12,349,044)  (3,998,755)  (1,497,783)

                              Command Systems, Inc.

                                                                         Year ended December 31
                                                                     1999         1998         1997
                                                                 ---------------------------------------
Cash flows from financing activities
Payments under revolving line of credit                                       $  (857,535) $  (521,355)
Proceeds from bank loan                                                                        806,952
Principal payments of bank loan                                                  (528,425)    (250,000)
Minority investment in affiliate                                                               391,098
Proceeds from notes payable                                                                    869,630
Payment of loan payable to officer                                                             (73,224)
Preferred stock issuance costs                                                                 (43,013)
Payment of preferred stock dividend                                              (297,641)
Issuance of common stock                                                       24,552,000
Cost of issuance of common stock                                               (1,341,178)
                                                                 ---------------------------------------
Net cash provided by financing activities                                      21,527,221    1,180,088

Effect of exchange rate changes on cash and cash equivalents         (23,127)    (114,909)     (24,585)
                                                                 ---------------------------------------
(Decrease) increase in cash and cash equivalents                 (12,268,998)  15,778,062      (51,818)

Cash and cash equivalents, beginning of year                      16,169,749      391,687      443,505
                                                                 ---------------------------------------
Cash and cash equivalents, end of year                           $ 3,900,751  $16,169,749  $   391,687
                                                                 =======================================

Cash paid for
Interest                                                                      $    40,421  $   193,202
Income taxes                                                     $    91,000      460,017      271,130

Non-cash financing activities
Preferred stock exchanged for notes payable                                                $ 2,186,137
Preferred stock issued for purchase of minority interest                                     8,000,000

See accompanying notes.

                              Command Systems, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Organization

Command Systems, Inc. (the "Company") is an information technology company which provides a wide range of computer consulting services primarily to large financial services organizations.

Through December 31, 1997, the Company held a 51% interest in Command International Software Pvt. ("CIS"), an India unlimited liability company, with the remaining 49% interest held by Phoenix Home Life Mutual Insurance Co. ("Phoenix"). On December 31, 1997, the Company purchased Phoenix's holdings (see
Note 10).

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

Revenue Recognition and Warranty Costs

Revenue on time-and-materials contracts is recognized as the services are performed. Revenue on fixed-price contracts is recognized using the percentage of completion method based on the labor costs incurred to total estimated labor costs for the contract. Under this method revenue on such contracts is recognized concurrently with cost incurred thereon. The Company bears the risk of cost overruns and inflation with respect to its fixed-price projects. If estimates indicate a probable ultimate loss on a fixed price contract, provision is made at that date for the entire estimated loss. The Company provides for estimated future warranty costs for its year 2000 solutions as services are performed.

Revenues from product sales are recognized upon shipment.

Billings in excess of revenue earned are classified as deferred revenue.

                              Command Systems, Inc.

2. Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs were $195,000, $300,000 and $141,000 in 1999, 1998 and 1997, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences of future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized (see Note 9). Prior to August 1997, the Company had elected to be taxed as an S Corporation in accordance with the provisions of the Internal Revenue Code. As an S Corporation, the taxable income of the Company is reportable on the individual stockholder's federal tax return. In conjunction with the formation of the Company as a Delaware holding corporation (see Note 6) and the issuance of its Series A convertible preferred stock, the S Corporation election was terminated and the Company became subject to U.S. federal income taxes in 1997.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries which have a functional currency other than the U.S. dollar reflect the translation of assets and liabilities into U.S. dollars at current exchange rates with income and expense accounts being translated at average rates of exchange prevailing during the period. The resulting adjustments are recorded as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are not material and are included in the determination of net loss when incurred.

Earnings Per Share

In 1997, the Company adopted Financial Accounting Statement (FAS) No. 128, "Earnings Per Share." All per share amounts for all periods have been presented to conform with this Statement.

                              Command Systems, Inc.

2. Summary of Significant Accounting Policies (continued)

Pro forma earnings per common share reflect adjustments in the U.S. federal income tax provision assuming the Company had always had C corporation status and the realization of pre-existing net operating losses.

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

Marketable Securities

Marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. Unrealized gains and losses, net of tax, are recorded as a separate component of accumulated other comprehensive loss. Realized gains and losses are included in interest expense. The cost of securities sold is based on the specific identification method.

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

                              Command Systems, Inc.

2. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is being amortized using the straight-line method over periods ranging from three to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At December 31, 1999, no such impairment existed. The Company measures the potential impairment of long-lived assets, including goodwill, by the undiscounted value of expected operating cash flow in relation to the assets to which it applies.

Stock-Based Compensation

During 1997, the Company adopted FAS No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principles Board ( "APB ") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for awards granted under the Command Systems, Inc. 1997 Employee, Directors and Consultant Stock Option Plan under APB No. 25.

Reclassifications

Certain reclassifications, including those relating to the adoption of FAS No. 130, "Reporting Comprehensive Income," have been made to the prior year to conform to the current year presentation.

                              Command Systems, Inc.

3. Acquisition

On August 1, 1999, the Company acquired 100% of the outstanding stock of Nova Technology, Inc. (Nova), a privately owned Oracle IT consulting, systems integration and custom software application developer for approximately $454,000. The acquisition has been accounted for as a purchase; accordingly, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight line basis over three years. The results of operations of Nova are included in the accompanying financial statements from the date of acquisition. This acquisition did not materially affect the financial statements of the Company in 1999 nor would it have materially effected the financial statements of prior periods had the results of its operations been included in them.

Concurrent with the acquisition, the Company entered into employment agreements with the former shareholders of Nova. The agreements, which are for a period of four years, provide for specific salary levels and additional incentive bonuses that are contingent upon the Nova business achieving certain performance criteria; performance based payments are not expected to exceed $250,000 annually.

4. Marketable Securities

The Company invests in only high quality, short-term investments. The Company views its available-for-sale portfolio as available for use in its current operations; therefore, all marketable securities have been classified as current assets. Marketable securities consist of:

1999
                                             Gross         Gross
                            Amortized     Unrealized    Unrealized       Estimated
                               Cost          Gains        Losses        Fair Value
                           --------------------------------------------------------
   United States Treasury
      Notes                $14,446,623    $  31,773     $(130,568)      $14,347,828

1998
   U.S. Corporate debt securities, due within one year                  $ 1,003,289
   Mortgage-backed securities, due after one year through three years     1,821,128
                                                                       ------------
                                                                        $ 2,824,417
                                                                       ============

                              Command Systems, Inc.

4. Marketable Securities (continued)

There were no significant differences between cost and fair value at December 31, 1998. Gross realized losses in 1999 were $22,797; there were no gross realized gains or losses in 1998.

The following is a summary of contractual maturities:

                                                       Amortized    Estimated
                                                          Cost     Fair Value
                                                      -------------------------

Amounts maturing within one year                      $ 7,479,634  $ 7,449,224
Amounts maturing after one year, within three years     6,966,989    6,898,604
                                                      -------------------------
                                                      $14,446,623  $14,347,828
                                                      =========================

5. Debt

The Company's revolving line of credit agreement, as amended October 13, 1999, limits borrowings to a maximum of $4,000,000; no amount related thereto is outstanding at December 31, 1999. The agreement expires October 15, 2000 and bears interest at the Bank Rate, as defined, or the London Interbank Offered Rate ("LIBOR") plus 1.75 basis points. Under the terms of the revolving line of credit agreement, the Company is required, among other things, to maintain certain financial ratios and minimum levels of net worth. Borrowings under the line of credit agreement are secured by all the Company's business assets, except for the assets of CIS.

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

                              Command Systems, Inc.

5. Debt (continued)

In June 1998, CIS entered into a Funded and Non Funded Credit facility. The Funded Facility provides for a maximum of Rs. 7.5 MM ($176,500) based upon monthly export billing and an overdraft facility of Rs. .5MM. The export billing facility is at a base FEDAI rate plus 10% interest; the overdraft facility is at an interest rate of 17.85%. The Non Funded Facility provides for a letter of credit line in the amount of Rs. 3MM and a guarantee letter of credit line in the amount of Rs. 3MM. The letter of credit facility is at a base FEDAI rate plus 15% interest; the guarantee letter of credit facility charge is at the Central Bank of India's internal rate plus 25%. These credit facilities are secured primarily by accounts receivable and a lien on the fixed assets of CIS; no amounts related thereto were outstanding at December 31, 1999.

6. Stockholders' Equity

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

The Company made its initial public offering on March 12, 1998, pursuant to an effective registration statement covering 2,400,000 shares of $0.01 par value common stock (of which 300,000 shares were sold by certain shareholders) plus an additional 360,000 shares for an over-allotment option granted to the underwriters. Shortly before the effective date, the size of the offering was increased by 300,000 shares plus an additional 45,000 shares to increase the over-allotment option. The additional 345,000 shares were sold by the Company (100,000 shares) and selling stockholders (245,000 shares). All of these shares were sold at the public offering price of $12.00 per share.

Of the 3,105,000 shares sold in the initial public offering, 2,760,000 shares were properly registered, but the remaining 345,000 shares were not registered. Persons who had purchased unregistered shares in the initial public offering had rescission rights under the Securities Act of 1933. However, the Company has been released from any liability for rescission by terms of the judgement entered by the court on August 11, 1999, in the purported consolidated class action discussed in Note 13.

                              Command Systems, Inc.

6. Stockholders' Equity (continued)

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

Simultaneously with the initial public offering, Phoenix exchanged its 200 shares of Series A and B redeemable convertible preferred stock for 1,181,750 shares of common stock. Dividends accrued during the period and previously unamortized offering expenses have been recognized as a reduction to net income for 1998. The Company paid preferred stock dividends in 1998 of $298,000 from the initial public offering proceeds.

The Company has 4,999,800 shares of $.01 par value undesignated preferred stock. The Board of Directors of the Company is authorized to establish, among other things, the rate of dividends payable, redemption rights and voting rights prior to issuance.

7. Stock Options

In March 1997 the Company issued options to purchase 61,500 shares of its common stock, the number of units previously outstanding under the Shadow Stock Incentive Plan (the Shadow Plan), exercisable at a price of $4.00 per share (the fair market value as determined by the Board of Directors of such stock at the date of grant) to certain persons who, upon such issuance, relinquished their rights under the Company's Shadow Plan.

In August 1997, the Company created the Command Systems, Inc. 1997 Employee, Director and Consultant Stock Option Plan (the "Plan"). The Company reserved 427,500 shares of its common stock for issuance under the Plan. Options granted under the Plan generally have a five year term and generally vest in increments of 20% on the anniversary of the date of grant.

                              Command Systems, Inc.

7. Stock Options (continued)

                                     1999               1998                1997
                             ------------------------------------------------------------
                                        Weighted            Weighted             Weighted
                                        Average             Average              Average
                                        Exercise            Exercise             Exercise
                              Options    Price   Options    Price     Options     Price
                             ------------------------------------------------------------
Outstanding,
   beginning of year          214,400    $ 7.32   150,550    $ 6.96
Granted                       255,000      1.75    94,175      7.80    150,550    $ 6.96
Exercised
Forfeited                     (45,775)     7.41   (30,325)     7.03
                             -----------------------------------------------------------
Outstanding, end of year      423,625    $ 3.96   214,400    $ 7.32   150,550    $ 6.96
                             ============================================================

Exercisable, end of year      104,380    $ 6.55    76,465    $ 5.89     45,550    $ 4.27
                             ============================================================

Options outstanding at December 31, 1999 had exercise prices as follows: 255,000 options at $1.75, 9,350 options at $2.81, 56,500 options at $4.00, 85,275 options at $9.00, and 17,500 options at $12.00. The weighted average remaining contractual life of these options is 4 years.

If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 1999, 1998 and 1997 consistent with the method prescribed by FAS No. 123, the Company's net loss applicable to common stockholders and loss per share would have been adjusted to the pro forma amounts indicated below:

                                            1999          1998         1997
                                        ---------------------------------------
Net loss applicable to
   common stockholders     As reported  $(2,936,036)  $(2,027,560)   $(577,044)
                           Pro forma     (3,048,954)   (2,185,807)    (605,444)
Basic and diluted loss
   per share               As reported     $(0.38)       $(0.29)       $(0.13)
                           Pro forma       $(0.40)       $(0.31)       $(0.13)

                              Command Systems, Inc.

7. Stock Options (continued)

The fair value of each stock option grant was estimated using a Black-Scholes option valuation model with the following weighted-average assumptions:

                                                    1999     1998    1997
                                                   ------------------------

Risk free interest rate                              6%      6%       6%
Expected volatility                                 81.5%   68.5%    40.4%
Expected option life                                 5       5        5
Dividend yield                                       0%      0%       0%

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

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                            1999         1998          1997
                                        ---------------------------------------
Numerator:
   Net loss                             $(2,936,036)  $(1,767,257)  $ (496,693)
   Preferred stock dividends and
     accretion                                           (260,303)     (80,351)
                                        ---------------------------------------
   Numerator for basic and diluted loss
     per share-loss applicable to
     common stockholders                 (2,936,036)  (2,027,560)     (577,044)

                              Command Systems, Inc.

8. Earnings Per Share (continued)

                                        1999         1998          1997
                                    -----------------------------------------
Denominator:
   Weighted-average shares
     outstanding for basic and
     diluted loss per share           7,656,750    7,017,937     4,275,000
                                    -----------------------------------------
Basic and diluted loss per share
   applicable to common stockholders  $   (0.38)  $    (0.29)   $    (0.13)
                                    =========================================

Options to purchase 423,625, 214,400 and 150,550 shares of the Company's common stock in 1999, 1998 and 1997, respectively, and 223,233 and 1,181,750 shares of the Company's common stock issuable upon the conversion of the Series A and B redeemable convertible preferred stock in 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

9. Income Taxes

Components of the income tax (provision) benefit for income taxes follow:

                                             Year ended December 31
                                          1999        1998       1997
                                       -----------------------------------

Current:
   Federal                                         $  66,440  $(334,871)
   State                               $ (51,500)    (78,814)    (5,012)
   Foreign                               (14,253)
                                       -----------------------------------
Total current                            (65,753)    (12,374)  (339,883)

Deferred:
   Federal                                           305,991   (293,078)
   State                                              23,972     35,210
   Foreign
                                       -----------------------------------
Total deferred                                       329,963   (257,868)
                                       -----------------------------------
Total (provision) benefit              $ (65,753)  $ 317,589  $(597,751)
                                       ===================================

With the issuance of the Series A redeemable convertible preferred stock in 1997, the Company's ability to be taxed as an S Corporation automatically terminated and the ability to report on the cash basis of accounting ceased. The Company recognized additional taxable income in 1997 as a result and incurred a liability of approximately $693,000 in 1997.

                              Command Systems, Inc.

9. Income Taxes (continued)

The effective income tax rate differed from the federal statutory rate for the following reasons:

                                                     Year ended December 31
                                                    1999      1998      1997
                                                  -----------------------------

Federal statutory rate                              34.0%     34.0%     34.0%
State income taxes, net of federal benefit           2.2       3.6      (5.5)
No federal income tax benefit (provision)
   for S Corporation period income (loss)                               15.9
Tax effect of conversion from S Corporation
   to C Corporation, related primarily to
   accounting method change                                            125.5
Foreign profits and (losses) not subject to tax     (8.2)     15.4     (56.7)
Goodwill                                            (5.3)     (7.4)
Other                                               (1.7)     (2.2)
Valuation allowance                                (23.2)    (28.2)     (5.0)
                                                  -----------------------------
Effective income tax rate                           (2.2)%    15.2%    108.2%
                                                  =============================

Significant components of the Company's deferred income tax assets and (liabilities) are as follows:

                                                        December 31
                                                     1999          1998
                                                 ---------------------------
Deferred tax assets:
   Federal and state net operating loss
     carryforwards                               $1,095,952    $   42,510
   Allowance for doubtful accounts                  199,073        41,231
   Shareholder litigation accrual                                 680,701
   Accrued warranty, legal and other                271,297       276,847
   Accrued wages                                     33,881
   Unrealized gains                                  34,806
                                                 ---------------------------
                                                  1,635,009     1,041,289

                              Command Systems, Inc.

9. Income Taxes (continued)

                                                        December 31
                                                     1999          1998
                                                 ---------------------------
Deferred tax liabilities:
   Tax effect of conversion from S Corporation
     to C Corporation, related primarily to
     accounting method change                    $ (212,552)   $ (444,745)
   Equipment and improvements                       (19,274)       (9,365)
   Cash to accrual conversions                     (134,174)
                                                 ---------------------------
                                                   (366,000)     (454,110)
                                                 ---------------------------
Net deferred income tax asset                     1,269,009       587,179

Less valuation allowance                          1,269,009       587,179
                                                 ===========================
Net deferred income tax asset (liability)        $       --    $       --
                                                 ===========================

The Company has net operating loss ("NOL") carryforwards for federal and state tax purposes of approximately $2,700,000 and $2,800,000 respectively at December 31, 1999 and $618,000 for state tax purposes at December 31, 1998 which expire through 2019. The valuation allowance increased by $681,830 during 1999.

Under Indian tax laws CIS's export income is fully exempt from income tax. The exemption is available for a period of 10 years from the year in which it commenced business (exemption period March 31, 1997 through March 31, 2006). The foreign income tax provision in 1999 relates to income from sources other than export of software (e.g. interest income, rental income). CIH is also eligible for certain tax exemptions under the laws of Mauritius. As a result of such exemptions, no deferred tax asset or liability is recognized. During 1999, 1998 and 1997, (loss) income of the Company's foreign subsidiaries before minority interest which is exempt from income taxes was $(708,930), $943,104 and $921,287, respectively.

Undistributed foreign earnings of approximately $704,000 at December 31, 1999 are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided thereon, nor is it practicable to determine the amount. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes.

                              Command Systems, Inc.

10. Related Party Transactions

During 1996, the Company entered into an agreement with Phoenix to establish a joint venture in India which would provide software services on a subcontracting basis to the Company. Under the terms of the agreement, the Company owned a 51 percent interest. Phoenix invested $391,098 in this venture during 1997.

On December 31, 1997, Phoenix exchanged its 49% interest for 100 shares of the Company's Series B redeemable convertible preferred stock valued at $8,000,000. The Company recorded this as a purchase and recognized the excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $6,845,338 as goodwill.

The Company provides various information technology services to Phoenix; revenues related thereto were $1,690,000, $2,165,000 and $2,600,000 for 1999,
1998 and 1997, respectively. At December 31, 1999 and 1998, receivables from Phoenix approximated $199,000 and $263,000, respectively.

11. Leases

The Company has non-cancelable long-term operating leases for various office facilities and equipment.

Rent expense under operating leases was $795,887, $618,425 and $543,700 in 1999, 1998 and 1997, respectively.

Future minimum lease payments at December 31, 1999 for these non-cancelable operating leases, net of minimum rentals to be received under noncancelable subleases of $233,072, $240,060 and $189,298 in 2000, 2001 and 2002,
respectively, follow:

         2000                                     $  577,800
         2001                                        544,900
         2002                                        445,000
         2003                                         83,000
         2004
                                                  -----------
                                                  $1,650,700
                                                  ===========

The Company is required to maintain security deposits for office space rented in Bangalore, India; amounts related thereto were $403,402 and $408,235 at December 31, 1999 and 1998, respectively.

                              Command Systems, Inc.

12. Reportable Segments

The Company operates in one industry segment - providing a wide range of computer consulting services to large financial services organizations primarily in North America. The Company operates in two geographic areas; the United States and India. The accounting policies of each geographic area are substantially the same as those described in Note 2.

                          United States    India    Elimination  Consolidated
                          -----------------------------------------------------
  1999
  Revenue                 $27,049,120   $1,064,274  $  (921,116) $27,192,278
  Operating (loss)         (3,025,487)    (948,874)               (3,974,361)
  Identifiable assets      27,698,022    2,770,521                30,468,543

  1998
  Revenue                 $35,214,586   $3,942,217  $(3,942,217) $35,214,586
  Operating (loss)
     income                (3,863,899)     825,286                (3,038,613)
  Identifiable assets      31,004,269    4,643,422                35,647,691

  1997
  Revenue                 $25,057,039   $2,870,150  $(2,870,150) $25,057,039
  Operating (loss)
     income                   (99,974)     929,209                   829,235
  Identifiable assets      12,173,801    2,251,286                14,425,087

For the year ended December 31, 1999, two customers accounted for approximately 16% and 12% of revenue. For the year ended December 31, 1998, two customers accounted for approximately 15% and 10% of revenue. For the year ended December 31, 1997, three customers accounted for approximately 13%, 13% and 10% of revenue.

The following table sets forth the revenue percentages by line of business:

                                           Year ended December 31
                                         1999       1998       1997
                                      ---------------------------------

Staff augmentation                        68%        57%        59%
Year 2000                                 14%        27%        21%
Software and hardware                      2%        10%        12%
Projects                                  15%
Other                                      1%         6%         8%
                                      ---------------------------------
Total                                    100%       100%       100%
                                      =================================

                              Command Systems, Inc.

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

The plaintiffs sought rescission of the sales of the shares in the initial public offering and unspecified damages, including rescissionary damages, interest, costs and fees. On May 20, 1999, a definitive settlement agreement (the "Stipulation of Settlement" or "Stipulation") was executed by the parties via their counsel. Pursuant to the terms of the Stipulation, the parties agreed to a total payment from the Company to the plaintiffs of $5.75 million in cash plus accrued interest, minus approved attorneys' fees and related expenses. The $5.75 million accumulated interest as of June 11, 1999, the date of the preliminary court approval of the Stipulation of Settlement. The court entered a judgment approving this settlement on August 11, 1999, which became final and no longer subject to appeal on September 10, 1999. On September 10, 1999 the settlement fund was also established. The Company may also be responsible for certain legal fees and related expenses incurred in connection with the litigation. The Company recognized a charge to operations of $1.8 million in the fourth quarter of 1998 for costs of the settlement and related expenses.

                              Command Systems, Inc.

13. Legal Proceedings (continued)

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              COMMAND SYSTEMS, INC.

                  Years Ended December 31, 1999, 1998 and 1997

                                                                Charged        Charged
                                                   Balance at   to Costs       to Other                Balance at
                                                    Beginning     and          Accounts                  End of
         Description                                of Period   Expenses       Describe     Deductions   Period
-------------------------------                   ------------ ----------   --------------  ---------- -----------
Year ended December 31, 1999
Deducted from asset accounts:
    Allowance for doubtful accounts receivable...     $341,942   $158,058       $    --       $    --     $500,000

Year ended December 31, 1998
Deducted from asset accounts:
    Allowance for doubtful accounts receivable...    $259,893    $82,049       $    --       $    --     $341,942

Year ended December 31, 1997
Deducted from asset accounts:
    Allowance for doubtful accounts receivable...     $24,500   $357,582       $    --     $(122,189)    $259,893