Form 10-Q
period 2000-03-31
COMMAND SYSTEMS INC
filed 2000-05-11
CIK 1052439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000

Commission file number 0-23797


                             COMMAND SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                              06-1527672
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

          Pond View Corporate Center
             76 Batterson Park Rd.
                 Farmington, CT                                  06032
   (Address of principal executive officers)                   (Zip Code)

                                (860) 409-2000
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value -- 7,656,750 shares as of May 12, 2000

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----



PART I    Financial Information


Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          March 31, 2000 and December 31, 1999........................    1

          Consolidated Statements of Operations
          Three months ended March 31, 2000 and 1999..................    2

          Consolidated Statements of Cash Flows
          Three months ended March 31, 2000 and 1999..................    3

          Consolidated Statements of
          Stockholders' Equity........................................    4

          Notes to Unaudited Consolidated
          Financial Statements........................................  5-6

Item 2.   Management's Discussion and Analysis
          of  Financial Condition and Results
          of Operations...............................................  7-9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk...........................................    9

PART II   Other Information

Item 1.   Legal Proceedings...........................................    9

Item 2.   Changes in Securities.......................................    9

Item 3.   Defaults Upon Senior Securities.............................    9

Item 4.   Submission of Matters to a Vote of Security Holders.........    9

Item 5.   Other Information...........................................    9

Item 6.   Exhibits and Reports on Form 8-K............................    9

          Signatures..................................................   10

                             COMMAND SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   March 31,         December 31,
                                                                                                     2000                1999
                                                                                                  -----------         -----------
                                                                                                  (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                      $ 2,806,742         $ 3,900,751
   Marketable securities                                                                           14,366,506          14,347,828
   Accounts receivable, net of allowance for doubtful accounts
     of $479,520 and $500,000 in 2000 and 1999                                                      3,743,605           3,490,764
   Prepaid expenses and other current assets                                                          464,101             197,112
   Income taxes recoverable                                                                           112,298             402,528
                                                                                                  -----------         -----------
     Total current assets                                                                          21,493,252          22,338,983

Equipment and improvements:
   Furniture and equipment                                                                          2,978,668           2,906,685
   Leasehold improvements                                                                           1,003,309           1,005,486
                                                                                                  -----------         -----------
                                                                                                    3,981,977           3,912,171
   Less accumulated depreciation and amortization                                                  (2,537,447)         (2,342,874)
                                                                                                  -----------         -----------
Net equipment and improvements                                                                      1,444,530           1,569,297

Other assets:
   Goodwill, net of accumulated amortization
     of $1,057,577 and $931,427 in 2000 and 1999                                                    5,931,092           6,057,241
   Deposits                                                                                           452,344             454,712
   Other non-current assets                                                                            40,812              48,310
                                                                                                  -----------         -----------
     Total assets                                                                                 $29,362,030         $30,468,543
                                                                                                  ===========         ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                               $   600,797         $   608,125
   Accrued payroll and related costs                                                                  908,516             843,188
   Accrued warranty                                                                                   270,603             270,603
   Deferred revenue                                                                                   381,592             209,815
   Accrued other expenses                                                                             676,080           1,181,252
                                                                                                  -----------         -----------
     Total current liabilities                                                                      2,837,588           3,112,983

Stockholders' Equity:
   Common stock, $.01 par value, 25,000,000 authorized,
     7,656,750 issued and outstanding in 2000 and 1999                                                 34,818              34,818
   Additional paid-in-capital                                                                      33,400,480          33,400,480
   Accumulated deficit                                                                             (6,430,904)         (5,600,105)
   Accumulated other comprehensive loss                                                              (479,952)           (479,633)
                                                                                                  -----------         -----------
     Total stockholders' equity                                                                    26,524,442          27,355,560
                                                                                                  -----------         -----------
    Total liabilities and stockholders' equity                                                    $29,362,030         $30,468,543
                                                                                                  ===========         ===========

See notes to unaudited consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             COMMAND SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                      2000               1999
                                                                                  -----------         -----------
                                                                                            (unaudited)
Revenue                                                                           $ 5,502,786         $ 6,932,411
Cost of revenue                                                                     4,046,610           5,366,725
                                                                                  -----------         -----------
Gross profit                                                                        1,456,176           1,565,686
Selling, general and administrative expense                                         2,505,675           3,048,855
                                                                                  -----------         -----------
Operating loss                                                                     (1,049,499)         (1,483,169)

Other income (expense):
     Other income                                                                           -              16,117
     Interest income                                                                  241,640             256,763
     Interest expense                                                                  (4,690)             (4,256)
                                                                                  -----------         -----------
                                                                                      236,950             268,624
                                                                                  -----------         -----------

Loss before income taxes                                                             (812,549)         (1,214,545)
State income taxes                                                                    (18,250)                  -
                                                                                  -----------         -----------
Net loss                                                                          $  (830,799)        $(1,214,545)
                                                                                  ===========         ===========

Basic and diluted loss per share                                                  $     (0.11)        $     (0.16)
                                                                                  ===========         ===========

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  2000              1999
                                                                               ----------        -----------
                                                                                       (unaudited)
Cash flows from operating activities:
     Net loss                                                                  $ (830,799)       $(1,214,545)
 Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                           325,445            320,683
          Bad debt expense                                                         12,720             88,200
          Loss on disposal of equipment                                               983              9,816
          Changes in operating assets and liabilities:
               Accounts receivable                                               (277,054)          (403,395)
               Income taxes recoverable                                           289,162                  -
               Prepaid expenses and other current assets                         (254,649)          (124,484)
               Deposits and other non-current assets                                8,595             41,424
               Accounts payable and accrued other expenses                       (511,367)          (223,710)
               Accrued payroll and related costs                                   65,328             96,161
               Deferred revenue                                                   171,777            (43,360)
                                                                              -----------        -----------
                    Net cash used in operating activities                        (999,859)        (1,453,210)

Cash flows from investing activities:
     Purchases of equipment and improvements                                      (77,353)           (96,097)
     Sales of available-for-sale securities                                             -          1,747,455
     Purchases of available-for-sale securities                                   (12,751)        (3,507,371)
                                                                              -----------        -----------
                    Net cash used in investing activities                         (90,104)        (1,856,013)

Effect of exchange rate changes on cash                                            (4,046)             2,077
Decrease in cash                                                               (1,094,009)        (3,307,146)
Cash, beginning of period                                                       3,900,751         16,169,749
                                                                              -----------        -----------
Cash, end of period                                                           $ 2,806,742        $12,862,603
                                                                              ===========        ===========

Cash paid for:
     Income taxes                                                             $    18,250        $         -

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                                             Additional                    Other
                                                           Common Stock        Paid in    Accumulated   Comprehensive
                                                      ---------------------
                                                         Shares     Amount     Capital     (Deficit)    Income (Loss)      Total
                                                      -----------   -------  -----------  ------------  -------------  -------------
Balance at December 31, 1999                            7,656,750   $34,818  $33,400,480  $ (5,600,105)  $  (479,633)  $ 27,355,560
 Net loss                                                                 -            -      (830,799)            -       (830,799)
 Other comprehensive (loss) income:
          Foreign currency translation adjustment               -         -            -             -        (6,245)        (6,245)
          Unrealized gain on marketable securities              -         -            -             -         5,926          5,926
                                                      -----------   -------  -----------  ------------   -----------   ------------
 Comprehensive loss                                                                           (830,799)          319       (831,118)
                                                      -----------   -------  -----------  ------------   -----------   ------------
Balance at March 31, 2000                               7,656,750   $34,818  $33,400,480  $ (6,430,904)  $  (479,952)  $ 26,524,442
                                                      ===========   =======  ===========  ============   ===========   ============

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

1. Business and Basis of Presentation

Command Systems, Inc. (the Company) is an information technology company which provides a wide range of computer consulting services to large financial services and insurance organizations, middle market companies and public sector organizations to support their evolving business needs.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

                                                                  March 31,         March 31,
                                                                    2000              1999
                                                                -------------------------------
           Numerator:
             Net loss                                            $ (830,799)        $(1,214,545)

           Denominator:
             Weighted-average shares outstanding for
              basic and diluted loss per share                    7,656,750           7,656,750
                                                                -------------------------------

           Basic and diluted loss per share                      $    (0.11)        $     (0.16)
                                                                ===============================

Options to purchase approximately 444,000 and 169,000 shares of the Company's common stock in 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

3.  Comprehensive Income

The following table sets forth comprehensive income for the three months ended:


                                                             March 31,            March 31,
                                                                2000                1999
                                                            --------------------------------
     Net loss                                                 $(830,799)         $(1,214,545)
     Other comprehensive (loss) income:
          Foreign currency translation adjustment                (6,245)              (4,000)
     Unrealized gain on marketable securities                     5,926                    -
                                                            --------------------------------
                   Total comprehensive loss                   $(831,118)         $(1,218,545)
                                                            ================================


4.  Segment Reporting

The Company operates in one industry segment providing a wide range of computer consulting services to large financial services and insurance organizations, middle market companies and public sector organizations primarily in North America. The Company operates in two geographic areas: the United States and India.

                                                 United
                                                 States           India         Elimination      Consolidated
                                              ----------------------------------------------------------------
Three months ended March 31, 2000:
Revenue                                       $ 5,475,894       $  127,823       $ (100,931)       $ 5,502,786
Operating loss                                   (820,394)        (229,105)               -         (1,049,499)
Identifiable assets                            26,857,492        2,504,538                -         29,362,030

Three months ended March 31, 1999:
Revenue                                       $ 6,900,776          287,630       $ (255,995)       $ 6,932,411
Operating loss                                 (1,122,212)        (360,957)               -         (1,483,169)
Identifiable assets                            28,876,598        4,329,786                -         34,206,384

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Forward-looking statements include statements regarding the Company's expected goals and strategies and the demand for IT services. Such statements are subject to a number of risks including the risks associated with the failure to obtain contracts to perform higher margin services, variability of quarterly operations and financial results, the ability of the Company to manage growth, the competitive market for technical personnel, reliance on significant customers, rapid technological change, dependence on the Company's Offshore Technology Resource Center and a variety of risks described under "Risk Factors" in the Company's Annual Report Form on 10-K. The Company undertakes no obligation to publicly release results of any of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected results.


Three Month Period Ended March 31, 2000 Compared to Three Month Period Ended March 31, 1999

Revenue. Revenue for the three-month period ended March 31, 2000 decreased by
20.6 % to $5,502,786 from $6,932,411 for the first quarter ended March 31, 1999. The decrease in revenue is attributed to diminished demand for Year 2000 services, a general slowdown in the overall demand for traditional IT services and a reduction in hardware and software sales.

Gross Profit. Gross profit for the three-month period ended March 31, 2000 decreased by 7.0% to $1,456,176 from $1,565,686 for the three-month period ended March 31, 1999. Gross profit as a percentage of revenue increased to 26.5% for the three-month period ended March 31, 2000 from 22.6% for the three-month period ended March 31, 1999. The increase resulted primarily from an increase in our higher margin service offerings offset by a smaller amount of revenue being derived from Year 2000 solution services.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling, marketing, recruiting, human resources, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense for the quarter ended March 31, 2000 decreased 17.8% to $2,505,675 from $3,048,855 for the quarter ended March 31, 1999. The decrease was attributable to a reduction in support staff.

Other Income (Expense), Net. Other income (expense), net, consists primarily of interest earned on our marketable securities from the proceeds of our initial public offering. Other income, net, was $236,950 for the three-month period ended March 31, 2000 compared to $268,624 for the three-month period ended March 31, 1999.

State Income Taxes. Income taxes for the three-month period ended March 31, 2000 were $18,250, which represents estimated tax payments on our capital structure. No income taxes were recorded in the corresponding period of the prior year.

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

Liquidity and Sources of Capital

Our revolving line of credit agreement for our U.S. operations, as amended October 13, 1999, limits borrowings to a maximum of $4,000,000. The agreement expires on October 15, 2000 and bears interest at the Bank Rate, as defined, or the London Interbank Offered Rate plus 1.75 points. Under the terms of the agreement, we are required, among other things, to maintain certain financial ratios and minimum levels of net worth. In addition, Command International Software Pvt., our wholly owned Indian subsidiary, has available borrowings under a credit facility of approximately $176,500. At March 31, 2000, there were no outstanding amounts under these credit facilities.

In March 1998, we issued and sold 2,200,000 shares of common stock in our initial public offering. We received net proceeds of $24,552,000 after underwriters' discounts and before other offering expenses of $1,341,000.

Historically, we have financed our working capital requirements through internally generated funds, borrowings under our credit facilities and with the proceeds from the issuance of our common stock.

At March 31, 2000 we had cash and cash equivalents and marketable securities of $17,173,000 compared to $18,249,000 at March 31, 1999. Cash used in operating activities for the quarter ended March 31, 2000 was $1,000,000, primarily due to a net loss of $831,000, increases in accounts receivable and prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, offset in part by non-cash charges of depreciation and amortization, decreases in deposits and other non-current assets and increases in accrued payroll and related costs and deferred revenue.

Cash used in investing activities of $90,000 for the quarter ended March 31, 2000 included $77,000 for the purchase of equipment and improvements and $13,000 of purchases of available-for-sale securities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information reported in our Form 10-K for the year ended December 31, 1999 under the "Quantitative and Qualitative Disclosures About Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in securities

None

Item 3.  Defaults upon senior securities

Not applicable

Item 4.  Submissions of matters to a vote of security holders

None

Item 5.  Other information

None

Item 6.  Exhibits and reports on Form 8-K

(a) Documents filed as part of this report

Exhibit 27. Financial Data Schedule (submitted electronically herewith)

(b)  Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMMAND SYSTEMS, INC.

Date: May 12, 2000

By:

/s/ Edward G. Caputo
President, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)



/s/ Stephen L. Willcox
Executive Vice President, Chief Financial
Officer, Secretary and Director (Principal
Financial and Accounting Officer)