Form 10-Q
period 2000-06-30
COMMAND SYSTEMS INC
filed 2000-08-11
CIK 1052439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000

   Commission file number 0-23797




                             COMMAND SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                 06-1527672
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


       Pond View Corporate Center
         76 Batterson Park Rd.
            Farmington, CT                                06032
 (Address of principal executive officer               (Zip Code)

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

Common Stock, $.01 Par Value -- 7,656,750 shares as of August 11, 2000

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----


PART I    Financial Information


Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999.....................    1

          Consolidated Statements of Operations
          Three months ended June 30, 2000 and 1999...............    2

          Consolidated Statements of Operations
          Six months ended June 30, 2000 and 1999.................    3

          Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999.................    4

          Consolidated Statements of
          Stockholders' Equity....................................    5

          Notes to Unaudited Consolidated
          Financial Statements....................................  6-8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations........................................... 9-11

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk.......................................   11




PART II   Other Information

Item 1.   Legal Proceedings.......................................     11

Item 2.   Changes in Securities...................................     11

Item 3.   Defaults Upon Senior Securities.........................     11

Item 4.   Submissions of Matters to a Vote of Security Holders....  11-12

Item 5.   Other Information.......................................     12

Item 6.   Exhibits and Reports on Form 8-K........................     12

          Signatures..............................................     13

                              COMMAND SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,             December 31,
                                                                                2000                   1999
                                                                            -------------          -------------
                                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                              $   7,170,494          $   3,900,751
     Marketable securities                                                     10,473,425             14,347,828
     Accounts receivable, net of allowance for doubtful accounts
       of $423,000 in 2000 and $500,000 in 1999                                 2,791,117              3,490,764
     Prepaid expenses and other current assets                                    479,633                197,112
     Income taxes recoverable                                                           -                402,528
                                                                            -------------          -------------
       Total current assets                                                    20,914,669             22,338,983

Equipment and improvements:
     Furniture and equipment                                                    2,543,486              2,906,685
     Leasehold improvements                                                       983,765              1,005,486
                                                                            -------------          -------------
                                                                                3,527,251              3,912,171
Less accumulated depreciation and amortization                                 (2,259,031)            (2,342,874)
                                                                            -------------          -------------
Net equipment and improvements                                                  1,268,220              1,569,297


Other assets:
     Goodwill, net of accumulated amortization
       of $1,183,724 and $931,427 in 2000 and 1999                              5,804,943              6,057,241
     Security deposits                                                            444,184                454,712
     Other non-current assets                                                      45,232                 48,310
                                                                            -------------          -------------
       Total assets                                                         $  28,477,248          $  30,468,543
                                                                            =============          =============
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                       $     579,461          $     608,125
     Accrued payroll and related costs                                            923,496                843,188
     Accrued warranty                                                             270,603                270,603
     Deferred revenue                                                             201,134                209,815
     Accrued other expenses                                                       857,951              1,181,252
                                                                            -------------          -------------
       Total current liabilities                                                2,832,645              3,112,983

Stockholders' Equity:
     Common stock, $.01 par value, 25,000,000 authorized,
       7,656,750 issued and outstanding in 2000 and 1999
     Additional paid-in-capital                                                    34,818                 34,818
     Accumulated deficit                                                       33,400,480             33,400,480
     Accumulated other comprehensive loss                                      (7,270,279)            (5,600,105)
       Total stockholders' equity                                                (520,416)              (479,633)
                                                                            -------------          -------------
       Total liabilities and stockholders' equity                              25,644,603             27,355,560
                                                                            -------------          -------------
                                                                            $  28,477,248          $  30,468,543
                                                                            =============          =============

See notes to unaudited consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          COMMAND SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended June 30,
                                                    2000              1999
                                                ------------     ------------
                                                          (unaudited)

Revenue                                         $  5,622,709     $  6,998,218
Cost of revenue                                    4,058,060        5,156,147
                                                ------------     ------------
Gross profit                                       1,564,649        1,842,071
Selling, general and administrative expense        2,666,824        2,915,268
                                                ------------     ------------
Operating loss                                    (1,102,175)      (1,073,197)

Other income (expense):
     Other expense                                         -          (10,383)
     Interest income                                 237,808          226,917
     Interest expense                                      -           (9,800)
     Foreign exchange gains                           27,092           23,449
                                                ------------     ------------
                                                     264,900          230,183
                                                ------------     ------------

Loss before income taxes                            (837,275)        (843,014)
State income taxes                                    (2,100)               -
                                                ------------     ------------
Net loss                                        $   (839,375)    $   (843,014)
                                                ============     ============

Basic and diluted loss per share                $      (0.11)    $      (0.11)
                                                ============     ============

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  Six Months Ended June 30,
                                                   2000               1999
                                                 ------------  -------------
                                                         (unaudited)
Revenue                                        $ 11,125,495     $ 13,930,629
Cost of revenue                                   8,104,670       10,522,872
                                               ------------     ------------
Gross profit                                      3,020,825        3,407,757
Selling, general and administrative expense       5,172,499        5,964,123
                                               ------------     ------------
Operating loss                                   (2,151,674)      (2,556,366)

Other income (expense):
    Other income                                          -            5,734
    Interest income                                 480,759          483,680
    Interest expense                                 (1,311)         (10,727)
    Foreign exchange gains                           22,402           20,120
                                               ------------     ------------
                                                    501,850          498,807
                                               ------------     ------------

Loss before income taxes                         (1,649,824)      (2,057,559)
State income taxes                                  (20,350)               -
                                               ------------     ------------
Net loss                                       $ (1,670,174)    $ (2,057,559)
                                               ============     ============
Basic and diluted loss per share               $      (0.22)    $      (0.27)
                                               ============     ============

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 2000                 1999
                                                                            -------------         -------------
                                                                                         (unaudited)
Cash flows from operating activities:
 Net loss                                                                   $ (1,670,174)         $ (2,057,559)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                                637,189               661,172
    Bad debt expense                                                                   -                88,200
    Loss on disposal of equipment                                                 92,090                10,559
    Changes in operating assets and liabilities:
      Accounts receivable                                                        698,492               488,086
      Income taxes recoverable                                                   402,528               (21,379)
      Prepaid expenses and other current assets                                 (283,805)               23,449
      Security deposits and other non-current assets                                 717                23,757
      Accounts payable and accrued other expenses                               (340,199)             (724,844)
      Accrued payroll and related costs                                           80,308               254,093
      Deferred revenue                                                            (8,681)              (85,264)
                                                                            ------------          ------------
        Net cash used in operating activities                                   (391,535)           (1,339,730)

Cash flows from investing activities:
 Purchases of equipment and improvements                                        (191,452)             (176,639)
 Sales of available-for-sale securities                                        3,907,570             4,198,000
 Purchases of available-for-sale securities                                            -           (17,083,387)
                                                                            ------------          ------------
        Net cash provided by (used in) investing activities                    3,716,118           (13,062,026)

 Effect of exchange rate changes on cash and cash equivalents                    (54,840)              (20,919)
 Increase (decrease) in cash and cash equivalents                              3,269,743           (14,422,675)
 Cash and cash equivalents, beginning of period                                3,900,751            16,169,749
                                                                            ------------          ------------
 Cash and cash equivalents, end of period                                   $  7,170,494          $  1,747,074
                                                                            ============          ============
Cash paid for:
 Interest expense                                                           $          -          $     10,727
 Income taxes                                                               $     20,350          $     51,500

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                       Additional                         Other
                                                   Common Stock         Paid in       Accumulated     Comprehensive
                                               -------------------
                                               Shares      Amount       Capital         Deficit       Income/(Loss)         Total
                                               ---------  --------   ------------     -----------     -------------     -----------
Balance at December 31, 1999                   7,656,750  $ 34,818   $ 33,400,480     $(5,600,105)    $    (479,633)    $27,355,560
               Net loss                                          -              -        (830,799)                -        (830,799)
  Other comprehensive (loss) income:
    Foreign currency translation adjustment            -         -              -               -            (6,245)         (6,245)
    Unrealized gain on marketable securities           -         -              -               -             5,926           5,926
                                               ---------  --------   ------------     -----------     -------------     -----------
    Comprensive loss                                                                     (830,799)             (319)       (831,118)
                                               ---------  --------   ------------     -----------     -------------     -----------
Balance at March 31, 2000                      7,656,750    34,818     33,400,480      (6,430,904)         (479,952)     26,524,442
  Net loss                                                       -              -        (839,375)                -        (839,375)
    Other comprehensive (loss) income:
    Foreign currency translation adjustment                      -              -               -           (67,773)        (67,773)
    Unrealized gain on marketable securities                     -              -               -            27,309          27,309
                                               ---------  --------   ------------     -----------     -------------     -----------
  Comprehensive loss                                                                     (839,375)          (40,464)       (879,839)
                                               ---------  --------   ------------     -----------     -------------     -----------
Balance at June 30, 2000                       7,656,750  $ 34,818   $ 33,400,480     $(7,270,279)    $    (520,416)    $25,644,603
                                               =========  ========   ============     ===========     =============     ===========

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1.  Business and Basis of Presentation

Command Systems, Inc. (the Company) is an information technology company which provides a wide range of computer consulting services to large financial services and insurance organizations, middle market companies and public sector organizations to support their evolving business needs.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended
                                               ------------------------------
                                                June 30,            June 30,
                                                  2000                1999
                                               ------------------------------
     Numerator:
       Net loss                                $  (839,375)      $  (843,014)

     Denominator:
       Weighted-average shares outstanding
       for basic and diluted loss per share      7,656,750         7,656,750
                                               --------------------------------

     Basic and diluted loss per share          $     (0.11)      $     (0.11)
                                               ================================

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Six months ended
                                        ------------------------------------
                                            June 30,            June 30,
                                              2000                1999
                                        ------------------------------------
Numerator:
 Net loss                                $ (1,670,174)       $ (2,057,559)

Denominator:
 Weighted-average shares outstanding
  for basic and diluted loss per share      7,656,750           7,656,750
                                        ------------------------------------

Basic and diluted loss per share         $      (0.22)       $      (0.27)
                                        ====================================


Options to purchase approximately 740,000 and 169,000 shares of the Company's common stock in 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.


3.  Comprehensive Income

The following table sets forth comprehensive income:

                                                     Three months ended
                                             --------------------------------
                                                 June 30,         June 30,
                                                   2000             1999
                                             --------------------------------
Net loss                                       $ (839,375)      $ (843,014)
Other comprehensive (loss) income:
     Foreign currency translation
      adjustment                                  (67,773)         (52,000)
     Unrealized gain on marketable securities      27,309                -
                                             --------------------------------
              Total comprehensive loss         $ (879,839)      $ (895,014)
                                             ================================

The following table sets forth comprehensive income:

                                                    Six months ended
                                            --------------------------------
                                              June 30,          June 30,
                                                2000              1999
                                            --------------------------------
Net loss                                     $ (1,670,174)    $ (2,057,559)
Other comprehensive (loss) income:
     Foreign currency translation
      adjustment                                  (74,018)         (56,000)
     Unrealized gain on marketable securities      33,235                -
                                            --------------------------------
              Total comprehensive loss       $ (1,710,957)    $ (2,113,559)
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

                                          United
                                          States           India           Elimination      Consolidated
                                     ---------------------------------------------------------------------
Three months ended June 30, 2000:
Revenue                               $  5,587,876      $    201,443       $ (166,610)      $  5,622,709
Operating loss                            (947,805)         (154,370)               -         (1,102,175)
Identifiable assets                     26,083,588         2,393,660                -         28,477,248


Three months ended June 30, 1999:
Revenue                               $  6,972,559           382,158       $ (356,499)     $   6,998,218
Operating loss                            (900,287)         (172,910)               -         (1,073,197)
Identifiable assets                     28,712,017         4,176,954                -         32,888,971


                                          United
                                          States          India            Elimination      Consolidated
                                     ---------------------------------------------------------------------
Six months ended June 30, 2000:
Revenue                               $ 11,063,769      $    329,267       $ (267,541)     $  11,125,495
Operating loss                          (1,768,199)         (383,475)               -         (2,151,674)
Identifiable assets                     26,083,588         2,393,660                -         28,477,248


Six months ended June 30, 1999:
Revenue                               $ 13,873,335       $   669,788       $ (612,494)      $ 13,930,629
Operating loss                          (2,022,499)         (533,867)               -         (2,556,366)
Identifiable assets                     28,712,017         4,176,954                -         32,888,971

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


Three Month Period Ended June 30, 2000 Compared to Three Month Period Ended June 30, 1999

Revenue.  Revenue for the three-month period ended June 30, 2000 decreased by
19.7 % to $5,622,709 from $6,998,218 for the three month period ended June 30, 1999. The decrease in revenue was attributable to the completion of Year 2000 projects and a general slowdown in the overall demand for traditional IT services.

Gross Profit. Gross profit for the three-month period ended June 30, 2000 decreased by 15.1% to $1,564,649 from $1,842,071 for the three-month period ended June 30, 1999. Gross profit as a percentage of revenue increased to 27.8% for the three-month period ended June 30, 2000 from 26.3% for the three-month period ended June 30, 1999. The increase resulted primarily from an increase in our higher margin service offerings offset by the completion of Year 2000 projects.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling, marketing, professional services, recruiting, human resources, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense for the quarter ended June 30, 2000 decreased 8.5% to $2,666,824 from $2,915,268 for the quarter ended June 30, 1999. The decrease was primarily attributable to a reduction in support staff, offset in part by a $92,000 charge relating to the disposal of equipment.

Other Income (Expense), Net. Other income (expense), net, consists primarily of interest earned on our marketable securities from the proceeds of our initial public offering. Other income, net, was $264,900 for the three-month period ended June 30, 2000 compared to $230,183 for the three-month period ended June 30, 1999.

Six Month Period Ended June 30, 2000 Compared to Six Month Period Ended June 30, 1999

Revenue. Revenue for the six-month period ended June 30, 2000 decreased by 20.1 % to $11,125,495 from $13,930,629 for the six-month period ended June 30, 1999. The decrease in revenue was attributable to the completion of Year 2000 projects and a general slowdown in the overall demand for traditional IT services.

Gross Profit. Gross profit for the six-month period ended June 30, 2000 decreased by 11.4% to $3,020,825 from $3,407,757 for the six-month period ended June 30, 1999. Gross profit as a percentage of revenue increased to 27.1% for the six-month period ended June 30, 2000 from 24.5% for the six-month period ended June 30, 1999. The increase resulted primarily from an increase in our higher margin service offerings offset by the completion of Year 2000 projects.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling, marketing, professional services, recruiting, human resources, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense for the six-month period ended June 30, 2000 decreased 13.3% to $5,172,499 from $5,964,123 for the six-month period ended June 30, 1999. The decrease was primarily attributable to a reduction in support staff, offset in part by a $92,000 charge relating to the disposal of equipment.

Other Income (Expense), Net. Other income (expense), net, consists primarily of interest earned on our marketable securities from the proceeds of our initial public offering. Other income, net, was $501,850 for the six-month period ended June 30, 2000 compared to $498,807 for the six-month period ended June 30, 1999.

State Income Taxes. Income taxes for the six-month period ended June 30, 2000 were $20,350, which represents estimated tax payments on our capital structure. No income taxes were recorded in the corresponding period of the prior year.

Quarterly Results of Operations

Our revenue and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter; the number of working days in a quarter; employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus fixed-price projects during the quarter. We recognize revenue on time-and-materials projects as the services are performed, while revenue on fixed-price projects is recognized using the percentage of completion method. Although fixed-price projects have not contributed significantly to revenue to date, operating results may be adversely affected in the future by cost overruns on fixed-price projects. Because a high percentage of our expenses are relatively fixed, variations in revenue may cause significant variations in operating results. Hiring and employment practices and applicable law in India make it difficult for us to effect reductions in staffing at our Bangalore, India facility. As a result, we are unable to quickly adjust these costs in the event that our revenue is unexpectedly lower in any quarter. Additionally, we periodically incur cost increases due to both the hiring of new employees and strategic investments in our infrastructure in anticipation of future opportunities for revenue growth. No assurances can be given that our quarterly results will not fluctuate, causing a material adverse effect on our business and financial condition.

Liquidity and Sources of Capital

Our revolving line of credit agreement for our U.S. operations, as amended October 13, 1999, limits borrowings to a maximum of $4,000,000. The agreement expires on October 15, 2000 and bears interest at the Bank Rate, as defined, or the London Interbank Offered Rate plus 1.75 points. Under the terms of the agreement, we are required, among other things, to maintain certain financial ratios and minimum levels of net worth. In addition, Command International Software Pvt., our wholly owned Indian subsidiary, has available borrowings under a credit facility of approximately $176,500. At June 30, 2000, there were no outstanding amounts under these credit facilities.

Historically, we have financed our working capital requirements through internally generated funds, borrowings under our credit facilities and with the proceeds from the issuance of our common stock.

At June 30, 2000 we had cash and cash equivalents and marketable securities of $17,643,919 compared to $17,456,877 at June 30, 1999. Cash used in operating activities for the six-month period ended June 30, 2000 was $391,535, primarily due to a net loss of $1,670,174, decreases in accounts payable and accrued other expenses, increases in prepaid expenses and other current assets, offset in part by non-cash charges of depreciation and amortization and decreases in accounts receivable and income taxes recoverable.

Cash provided by investing activities for the six-month period ended June 30, 2000 was $3,716,118, primarily due to the maturity of available-for-sale securities.

We believe we have adequate funds to satisfy our current and planned operations over the next 12 months.


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

None

Item 3.   Defaults Upon Senior Securities

Not applicable

Item 4.   Submissions of Matters to a Vote of Security Holders

   (a)  The Company held its Annual Meeting of Stockholders on May 26, 2000.

   (b) The following individuals were nominated and elected to serve a term of three years as Class I directors:

              Mr. Stephen L. Willcox
              Mr. John T. Crawford

   (c) The following individuals continued to serve a term of three years to expire in 2001 as Class II directors:

              John J.C. Herndon
              Joseph D. Sargent

   (d) The following individuals continued to serve a term of three years to expire in 2002 as Class III directors:

              Edward G. Caputo
              Theodore Ketterer
              James M. Oates

   (e)  The stockholders voted on the following matters:

        1. Election of Directors - the voting results for each nominee, both of whom were reelected, are as follows:

     Name                          Votes For       Votes Withheld

     Mr. Stephen L. Willcox        6,970,435           394,435
     Mr. John T. Crawford          6,968,825           396,045


     2. A proposal to approve an amendment of the Company's 1997 Employee, Director and Consultant Stock Plan increasing the number of shares that may be issued thereunder was approved by a vote of 5,046,372 for, 440,499 against, 15,650 abstaining, and 1,862,349 shares not voted.

     3. A proposal to approve the adoption of the Company's 2000 Non-Employee Director Stock Purchase Plan was approved by a vote of 5,222,487 for, 264,384 against, 15,650 abstaining, and 1,862,349 shares not voted.

     4. A proposal for the appointment of Ernst & Young LLP as the Company's independent auditors was approved by a vote of 7,248,765 for, 3,220 against, and 1,885 abstaining.

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

Date:  August 11, 2000

By:

/s/ Edward G. Caputo
President, Chief Executive Officer and
Chairman of the Board (Principal Executive
Officer)



/s/ Stephen L. Willcox
Executive Vice President, Chief Financial
Officer, Secretary and Director (Principal
Financial and Accounting Officer)