Form 10-Q
period 2000-09-30
COMMAND SYSTEMS INC
filed 2000-11-13
CIK 1052439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000

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

Common Stock, $.01 Par Value -- 7,656,750 shares as of November 10, 2000.

                             COMMAND SYSTEMS, INC.

                                     INDEX
                                     -----

PART I    Financial Information

                                                                            Page
                                                                            ----
Item 1.    Financial Statements  (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 2000 and December 31, 1999.......................    1

           Consolidated Statements of Operations
           Three months ended September 30, 2000 and 1999.................    2

           Consolidated Statements of Operations
           Nine months ended September 30, 2000 and 1999..................    3

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 2000 and 1999..................    4

           Consolidated Statements of
           Stockholder's Equity...........................................    5

           Notes to Unaudited Consolidated
           Financial Statements...........................................  6-8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations..................................................  9-11

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk..............................................    11


PART II    Other Information

Item 1.    Legal Proceedings..............................................    11

Item 2.    Changes in Securities..........................................    11

Item 3.    Defaults Upon Senior Securities................................    12

Item 4.    Submissions of Matters to a Vote of Security Holders...........    12

Item 5.    Other Information..............................................    12

Item 6.    Exhibits and Reports on Form 8-K...............................    12

           Signatures.....................................................    12


                              COMMAND SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2000            1999
                                                   ------------   ------------
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $ 9,364,635    $ 3,900,751
  Marketable securities                               6,960,808     14,347,828
  Accounts receivable, net of allowance for
  doubtful accounts of $334,802 in 2000 and
  $500,000 in 1999                                    3,866,052      3,490,764
  Prepaid expenses and other current assets             311,703        197,112
  Income taxes recoverable                                    -        402,528
                                                    -----------    -----------
    Total current assets                             20,503,198     22,338,983

Equipment and improvements:
  Furniture and equipment                             2,625,284      2,906,685
  Leasehold improvements                                959,584      1,005,486
                                                    -----------    -----------
                                                      3,584,868      3,912,171
  Less accumulated depreciation and amortization     (2,390,909)    (2,342,874)
                                                    -----------    -----------
    Net equipment and improvements                    1,193,959      1,569,297

Other assets:
  Goodwill, net of accumulated amortization
   of $1,309,874 and $931,427 in 2000 and 1999        5,678,795      6,057,241
  Security deposits                                     432,164        454,712
  Other non-current assets                              106,678         48,310
                                                    -----------    -----------
    Total assets                                    $27,914,794    $30,468,543
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  582,879     $  608,125
  Accrued payroll and related costs                   1,151,262        843,188
  Accrued warranty                                      270,603        270,603
  Deferred revenue                                            -        209,815
  Accrued other expenses                                704,938      1,181,252
                                                    -----------    -----------
    Total current liabilities                         2,709,682      3,112,983

Stockholders' Equity:
  Common stock, $.01 par value, 25,000,000
  authorized, 7,656,750 issued and outstanding
  in 2000 and 1999                                       34,818         34,818
  Additional paid-in-capital                         33,400,480     33,400,480
  Accumulated deficit                                (7,699,292)    (5,600,105)
  Accumulated other comprehensive loss                 (530,894)      (479,633)
                                                    -----------    -----------
    Total stockholders' equity                       25,205,112     27,355,560
                                                    -----------    -----------
    Total liabilities and stockholders' equity      $27,914,794    $30,468,543
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

                          COMMAND SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                 2000                  1999
                                             -----------           -----------
                                                        (unaudited)
Revenue                                        $6,341,556            $6,622,547
Cost of revenue                                 4,354,883             4,628,904
                                              -----------           -----------
Gross profit                                    1,986,673             1,993,643
Selling, general and administrative expense     2,684,251             2,928,332
                                              -----------           -----------
Operating loss                                   (697,578)             (934,689)

Other income (expense):
   Other income                                         -                84,427
   Interest income                                264,278               230,738
   Interest expense                                  (893)              (14,192)
   Foreign exchange gain                           41,097                 5,938
                                              -----------           -----------
                                                  304,482               306,911

Loss before income taxes                         (393,096)             (627,778)
Income taxes                                      (35,917)                    -
                                              -----------           -----------
Net loss                                       $ (429,013)           $ (627,778)
                                              ===========           ===========

Basic and diluted loss per share               $    (0.06)           $    (0.08)
                                              ===========           ===========

See notes to unaudited consolidated financial statements.

                          COMMAND SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                  2000                  1999
                                              -----------           -----------
                                                         (unaudited)
Revenue                                     $  17,467,051          $ 20,553,176
Cost of revenue                                12,459,553            15,151,776
                                            -------------          ------------
Gross profit                                   5,007,498             5,401,400
Selling, general and administrative expense    7,856,750             8,893,085
                                            -------------          ------------
Operating loss                                 (2,849,252)           (3,491,685)

Other income (expense):
    Other income                                        -                90,161
    Interest income                               745,037               714,418
    Interest expense                              (2,204)              (24,919)
    Foreign exchange gain                          63,499                26,058
                                            -------------          ------------
                                                  806,332               805,718
                                            -------------          ------------

Loss before income taxes                       (2,042,920)           (2,685,967)
Income taxes                                      (56,267)                    -
                                            -------------          ------------
Net loss                                    $  (2,099,187)         $ (2,685,967)
                                            =============          ============

Basic and diluted loss per share            $       (0.27)         $     (0.35)
                                            =============          ============

See notes to unaudited consolidated financial statements.

                              COMMAND SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2000                  1999
                                                               -----------           -----------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(2,099,187)          $ (2,685,337)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                 935,967                959,672
    Allowance for doubtful accounts                               (31,269)               288,200
    Loss on disposal of equipment                                  92,090                 21,928
    Changes in operating assets and liabilities:
      Accounts receivable                                        (347,039)             1,159,751
      Income taxes recoverable                                    402,528                (37,653)
      Prepaid expenses and other current assets                  (118,573)                76,886
      Security deposits and other non-current assets              (65,495)               (78,679)
      Accounts payable and accrued other expenses                (476,249)            (2,203,455)
      Accrued payroll and related costs                           308,074                200,541
      Deferred revenue                                           (209,815)               (85,264)
                                                              -----------           ------------
       Net cash used in operating activities                   (1,608,968)            (2,383,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and improvements                        (305,553)              (134,013)
  Sales of available-for-sale securities                        7,450,393              7,307,923
  Purchases of available-for-sale securities                            -            (19,242,279)
                                                              -----------           ------------
    Net cash provided by (used in) investing activities         7,144,840            (12,068,369)

  Effect of exchange rate changes on cash and cash
   equivalents                                                    (71,988)               (28,723)
  Increase (decrease) in cash and cash equivalents              5,463,884            (14,480,502)
  Cash and cash equivalents, beginning of period                3,900,751             16,169,749
                                                              -----------           ------------
  Cash and cash equivalents, end of period                    $ 9,364,635           $  1,689,247
                                                              ===========           ============

CASH PAID FOR:
  Interest expense                                            $         -           $     24,919
  Income taxes                                                $    56,267           $     51,500

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                              COMMON STOCK           ADDITIONAL                            OTHER
                                          ----------------------      PAID IN        ACCUMULATED       COMPREHENSIVE
                                            SHARES        AMOUNT      CAPITAL          DEFICIT         INCOME/(LOSS)        TOTAL
                                          ---------      --------  ------------      -----------       -------------    -----------
BALANCE AT DECEMBER 31, 1999              7,656,750      $ 34,818  $ 33,400,480      $(5,600,105)      $ (479,633)      $27,355,560
  Net loss                                                      -             -       (2,099,187)               -        (2,099,187)
  Other comprehensive (loss) income:
    Foreign currency translation
     adjustment                                   -             -             -                -         (114,702)         (114,702)
    Unrealized gain on marketable
     securities                                   -             -             -                -           63,441            63,441
                                          ---------      --------  ------------      -----------       ----------       -----------
  Comprehensive loss                                                                  (2,099,187)         (51,261)       (2,150,448)
                                          ---------      --------  ------------      -----------       ----------       -----------
BALANCE AT SEPTEMBER 30, 2000             7,656,750      $ 34,818  $ 33,400,480      $(7,699,292)      $ (530,894)      $25,205,112
                                          =========      ========  ============      ===========       ==========       ===========

See notes to unaudited consolidated financial statements.

                             COMMAND SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

1.  BUSINESS AND BASIS OF PRESENTATION

Command Systems, Inc. (the Company) is an information technology company which provides a wide range of computer consulting services to large financial services and insurance organizations, middle market companies and public sector organizations to support their evolving business needs.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                 2000                 1999
                                             ----------------------------------
Numerator:
 Net loss                                     $  (429,013)         $   (627,778)

Denominator:
 Weighted-average shares outstanding
  for basic and diluted loss per share          7,656,750             7,656,750
                                             ----------------------------------

Basic and diluted loss per share              $     (0.06)         $      (0.08)
                                              =================================

The following table sets forth the computation of basic and diluted loss per share:

                                                      NINE MONTHS ENDED
                                             ----------------------------------
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                 2000                 1999
                                             ----------------------------------
Numerator:
 Net loss                                     $(2,099,187)          $(2,685,967)

Denominator:
 Weighted-average shares outstanding
  for basic and diluted loss per share          7,656,750             7,656,750


Basic and diluted loss per share              $     (0.27)          $     (0.35)
                                              =================================

Options to purchase approximately 756,000 and 411,000 shares of the Company's common stock in 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.


3.  COMPREHENSIVE LOSS

The following table sets forth comprehensive loss:


                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                 2000                 1999
                                             ----------------------------------
Net loss                                      $  (429,013)          $  (627,778)
Other comprehensive (loss) income:
   Foreign currency translation                   (40,684)              (14,000)
      adjustment
   Unrealized gain on marketable securities        30,206                     -
              Total comprehensive loss        $  (439,491)          $  (641,778)
                                              =================================


The following table sets forth comprehensive loss:


                                                      NINE MONTHS ENDED
                                             ----------------------------------
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                 2000                 1999
                                             ----------------------------------
Net loss                                      $(2,099,187)          $(2,685,967)
Other comprehensive (loss) income:
   Foreign currency translation                  (114,702)              (70,000)
      adjustment
   Unrealized gain on marketable securities        63,441                     -
              Total comprehensive loss        $(2,150,448)          $(2,755,337)
                                              =================================

4.  SEGMENT REPORTING

The Company operates in one industry segment providing a wide range of computer consulting services to large financial services and insurance organizations, middle market companies and public sector organizations primarily in North America. The Company operates in two geographic areas: the United States and India.

                                        UNITED STATES        INDIA         ELIMINATION      CONSOLIDATED
                                        ------------------------------------------------------------------
Three months ended September 30,
 2000:
Revenue                                 $ 6,307,900       $  225,866        $(192,210)       $ 6,341,556
Operating loss                             (448,142)        (249,436)               -           (697,578)
Identifiable assets                      25,689,142        2,225,652                -         27,914,794

Three months ended September 30,
 1999:
Revenue                                 $ 6,571,846          229,882        $(179,181)       $ 6,622,547
Operating loss                             (654,494)        (280,195)               -           (934,689)
Identifiable assets                      26,629,052        3,997,251                -         30,626,303


                                        UNITED STATES        INDIA         ELIMINATION      CONSOLIDATED
                                        ------------------------------------------------------------------
Nine months ended September 30,
 2000:
Revenue                                 $17,371,670      $  555,132        $(459,751)       $17,467,051
Operating loss                           (2,293,341)       (555,911)               -         (2,849,252)
Identifiable assets                      25,689,142       2,225,652                -         27,914,794

Nine months ended September 30,
 1999:
Revenue                                 $20,445,181      $  899,670        $(791,675)       $20,553,176
Operating loss                           (2,677,623)       (814,062)               -         (3,491,685)
Identifiable assets                      26,629,052       3,997,251                -         30,626,303

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


THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Revenue. Revenue for the three-month period ended September 30, 2000 decreased by 4.2% to $6,341,556 from $6,622,547 for the three-month period ended September 30, 1999. The decrease in revenue was attributable to the completion of Year 2000 projects during 1999 and a general slowdown in the overall demand for traditional IT services.

Gross Profit. Gross profit for the three-month period ended September 30, 2000 was $1,986,673 compared to $1,993,643 for the three-month period ended September 30, 1999. Gross profit as a percentage of revenue increased to 31.3% for the three-month period ended September 30, 2000 from 30.1% for the three-month period ended September 30, 1999. The increase resulted primarily from an increase in our higher margin service offerings offset by the completion of Year 2000 projects.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling, marketing, professional services, recruiting, human resources, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense for the three-month period ended September 30, 2000 decreased 8.3% to $2,684,251 from $2,928,332 for the three-month period ended September 30, 1999. The decrease was primarily attributable to a reduction in support staff.

Other Income (Expense), Net. Other income (expense), net, consists primarily of interest earned on our marketable securities from the proceeds of our initial public offering. Other income, net, was $304,482 for the three-month period ended September 30, 2000 compared to $306,911 for the three-month period ended September 30, 1999.

Income Taxes. Income taxes for the three-month period ended September 30, 2000 were $35,917, which represents estimated state tax payments on our capital structure and foreign tax on income from sources other than the export of services of Command International Software Pvt., our wholly owned Indian subsidiary. No income taxes were recorded in the corresponding period of the prior year.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Revenue. Revenue for the nine-month period ended September 30, 2000 decreased by 15.0% to $17,467,051 from $20,553,176 for the nine-month period ended September 30, 1999. The decrease in revenue was attributable to the completion of Year 2000 projects and a general slowdown in the overall demand for traditional IT services.

Gross Profit. Gross profit for the nine-month period ended September 30, 2000 decreased by 7.3% to $5,007,498 from $5,401,400 for the nine-month period ended September 30, 1999. Gross profit as a percentage of revenue increased to 28.7% for the nine-month period ended September 30, 2000 from 26.3% for the nine-month period ended September 30, 1999. The increase resulted primarily from an increase in our higher margin service offerings offset by the completion of Year 2000 projects.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of salaries and employee benefits for selling, marketing, professional services, recruiting, human resources, finance and administrative personnel, as well as travel, telecommunications and occupancy costs for the Company's U.S. and India operations. These expenses are relatively fixed in advance of any particular quarter. To the extent revenue does not increase at a rate commensurate with these expenses, our results of operations could be materially and adversely affected. Selling, general and administrative expense for the nine-month period ended September 30, 2000 decreased 11.6% to $7,856,750 from $8,893,085 for the nine-month period ended September 30, 1999. The decrease was primarily attributable to a reduction in support staff.

Other Income (Expense), Net. Other income (expense), net, consists primarily of interest earned on our marketable securities from the proceeds of our initial public offering. Other income, net, was $806,332 for the nine-month period ended September 30, 2000 compared to $805,718 for the nine-month period ended September 30, 1999.

Income Taxes. Income taxes for the nine-month period ended September 30, 2000 were $56,267, which represents estimated state tax payments on our capital structure and foreign tax on income from sources other than the export of services of Command International Software Pvt., our wholly owned Indian subsidiary. No income taxes were recorded in the corresponding period of the prior year.

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

LIQUIDITY AND SOURCES OF CAPITAL

Our revolving line of credit agreement for our U.S. operations, as amended October 20, 2000, limits borrowings to a maximum of $4,000,000. The agreement expires on October 15, 2001 and bears interest at the Bank Rate, as defined, or the London Interbank Offered Rate plus 1.75 points. Under the terms of the agreement, we are required, among other things, to maintain certain financial ratios and minimum levels of net worth. In addition, Command International Software Pvt., our wholly owned Indian subsidiary, has available borrowings under a credit facility of approximately $176,500. At September 30, 2000, there were no outstanding amounts under these credit facilities.

Historically, we have financed our working capital requirements through internally generated funds, borrowings under our credit facilities and with the proceeds from the issuance of our common stock.

At September 30, 2000 we had cash and cash equivalents and marketable securities of $16,325,443. Cash used in operating activities for the nine-month period ended September 30, 2000 was $1,608,968, primarily due to a net loss of $2,099,187, decreases in accounts payable and accrued other expenses, increases in accounts receivable, prepaid expenses and other current assets, offset in part by non-cash charges of depreciation and amortization and a decrease in income taxes recoverable.

Cash provided by investing activities for the nine-month period ended September 30, 2000 was $7,144,840, primarily due to the maturity of available-for-sale securities.

We believe we have adequate funds to satisfy our current and planned operations over the next 12 months.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

During the fourth quarter of 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements.
SAB No. 101 explains the SEC's general framework for revenue recognition. SAB 101 does not change existing literature on revenue, but rather clarifies the SEC's position on preexisting literature. We must adopt SAB No. 101 by December 31, 2000. We do not believe that its adoption will have a significant impact on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information reported in our Form 10-K for the year ended December 31, 1999 under the "Quantitative and Qualitative Disclosures About Market Risk" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

DATE:  NOVEMBER 10, 2000

By:

/s/ Edward G. Caputo
President, Chief Executive Officer and
Chairman of the Board (Principal Executive
Officer)


/s/ Stephen L. Willcox
Executive Vice President, Chief Operating
Officer, Secretary and Director (Principal
Financial and Accounting Officer)